Form 10-Q
period 2011-03-31
FactorShares 2X: S&P500 Bull/USD Bear
filed 2011-05-16
CIK 1482877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________________ to ____________________________________

Commission File Number: 001-35089

FACTORSHARES 2X: S&P500 BULL/USD BEAR
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	80-0561313 (I.R.S. Employer Identification No.)

c/o Factor Capital Management, LLC 1 Penn Plaza New York, New York (Address of Principal Executive Offices)	10119 (Zip Code)

Registrant’s telephone number, including area code: (212) 786-7481

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ✓       No __

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).        Yes __     No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No    ✓

Indicate the number of outstanding Shares as of May 6, 2011: 200,040 Shares.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
Statement of Financial Condition
March 31, 2011(unaudited)

Assets

Investments in short-term investments, at fair value (cost $3,000,795)	$3,000,795
Cash	1,000
Cash held by broker	2,076,378
Receivable on open futures contracts	244,499
Due from related parties	24,153

Total assets	$5,346,825

Liabilities and shareholders’ capital

Due to related parties	$513
Accrued liabilities	51,678

Total liabilities	52,191

Shareholders’ capital

Paid-in-capital	5,001,000
Accumulated earnings (deficit)	293,634

Total shareholders’ capital	5,294,634

Total liabilities and shareholders’ capital	$5,346,825

Shares outstanding (unlimited authorized)	200,040

Net asset value per share	$26.47
Market value per share	$26.40

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
Schedule of Investments
March 31, 2011 (unaudited)

DESCRIPTION	Principal Amount	Fair Value

Short-Term Investments (56.7% of shareholders’ capital)
Money Market Funds (0.0% of shareholders’ capital)

JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital	$1,322	$1,322

Short-Term U.S. Government Treasury Obligations (56.7% of shareholders’ capital)
U.S. Treasury Bill, Zero Coupon, due 5/26/11	3,000,000	2,999,473

Total Short-Term Investments
(Cost $3,000,795)		$3,000,795

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at March 31, 2011	Unrealized Appreciation (Depreciation)

U.S. Futures

Futures Contracts Purchased
S&P 500 E Mini Index Futures, JUN11	161	$10,461,104	$10,634,050	$172,946

Futures Contracts Sold
USD Index Currency Futures, JUN11	140	$10,721,633	$10,650,080	$71,553

				$244,499

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
Statement of Operations
For the Period from February 22, 2011* to March 31, 2011 (unaudited)

Investment Income
Interest Income	$345
Other Income	450

Total Investment Income	795

Expenses
Management fee	3,846
Brokerage commission and fees	513
Audit fees	24,063
Legal fees	8,594
Tax Return preparation fees	12,031
Administrative/Accounting/Custodian Fees	2,005
Other Expenses	4,053

Total Expenses	55,105
Less – reduction in management fee	(2,914)
Less – expense reimbursement	(24,153)

Net Expenses	28,038

Net Investment Income (Loss)	(27,243)

Net Realized and Unrealized Gain (Loss) on Investment Activity

Net Realized Gain (Loss)
Futures Contracts	76,378
Change in Unrealized Gain (Loss)
Futures Contracts	244,499

Net realized and unrealized gain (loss)	320,877

Net Income (Loss)	$293,634

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
Statement of Changes in Shareholder’s Capital
For the Period from February 22, 2011* to March 31, 2011 (unaudited)

Shareholders’ Capital at February 22, 2011	$1,000

Increase (decrease) in Shareholders’ Capital from share
transactions
Addition of 200,000 shares	5,000,000

Net increase (decrease) in Shareholders’ Capital from share
transactions	5,000,000

Increase (decrease) in Shareholders’ Capital from operations
Net investment income (loss)	(27,243)
Net realized gain (loss)	76,378
Change in net unrealized appreciation/(depreciation)	244,499

Net increase (decrease) in Shareholders’ Capital from operations	293,634

Shareholders’ Capital at March 31, 2011	$5,294,634

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
Statement of Cash Flows
For the Period from February 22, 2011* to March 31, 2011 (unaudited)

Cash flows provided (used in) by operating activities:
Net income (loss)	$293,634
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in segregated cash balances for futures agreements	(2,076,378)
Purchase of investments	(3,000,450)
Accretion of discount on United States Treasury Obligations	(345)
Increase in payable (receivable) on open futures contracts	(244,499)
Increase in due from related parties	(24,153)
Increase in due to related parties	513
Increase in accrued liabilities	51,678
`
Net cash provided by (used in) operating activities	(5,000,000)
`

Cash flows from financing activities:
Proceeds from sale of Shares	5,000,000
`
Net cash provided by financing activities	5,000,000
`
Net increase (decrease) in cash	-

Cash, beginning of period	1,000
`
Cash, end of period	$1,000
`

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
Notes to Financial Statements
March 31, 2011 (unaudited) (continued)

(1) Organization

     FACTORSHARES 2X: S&P500 BULL/USD BEAR (the “Fund”), a Delaware statutory trust formed on January 26, 2010, commenced investment operations on February 22, 2011. The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 100,000 Shares (a “Basket”). Factor Capital Management, LLC (the “Managing Owner”), a Delaware limited liability company and a wholly owned subsidiary of Factor Advisors, LLC, serves as the managing owner and commodity pool operator of the Fund. The Managing Owner seeded the Fund with a capital contribution of $1,000 in exchange for 40 Shares at the initial issuance price of $25.00 per share on March 22, 2010. From March 22, 2010 through February 21, 2011 the Fund had no operating activities and as a result the financial statement disclosures related to the prior period have been omitted.

     The Fund commenced investment operations on February 22, 2011. The Fund commenced trading on the NYSE Arca, Inc. (the “NYSE Arca”) on February 24, 2011 and trades under the symbol “FSU”.

     The proceeds of the offering of Shares are invested by the Fund in accordance with its investment objective. The Fund is designed for investors who believe the large-cap U.S. equity market segment will increase in value relative to the general indication of the international value of the U.S. dollar, in one day or less. The objective of the Fund is to seek to track approximately +200% of the daily return of the S&P 500 Non-US Dollar Index (the “Index”). The Fund seeks to track the spread, or the difference in daily returns, between the U.S. equity and currency market segments primarily by establishing a leveraged long position in the E-mini Standard and Poor’s 500 Stock Price IndexTM Futures (the “Equity Index Futures Contract”), and a leveraged short position in the U.S. Dollar Index Futures (the “Currency Futures Contract”). The Fund may also invest in Substitute Futures and/or Financial Instruments from time-to-time. The term “Substitute Futures” refers to futures contracts other than the Equity Index Futures Contract and the U.S. Dollar Index Futures Contract that underlie the Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with the Equity Index Futures Contract and/or the Currency Futures Contract, as applicable. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with the Equity Index Futures Contract and/or the Currency Futures Contract, as applicable.

The Equity Index Futures Contract provides an exposure to a major benchmark index of large-cap U.S. equities known as the S&P 500® Index. The Equity Index Futures Contract is a futures contract that permits investors to invest in a substitute instrument in place of large-cap U.S. equities and thereby speculate on, or hedge exposure to, large-cap U.S. equities. The Equity Index Futures Contract serves as a proxy for large-cap U.S. equities because the performance of the Equity Index Futures Contract is dependent upon and reflects the changes in the S&P 500®, which is an index that reflects the performance of each of the underlying 500 large-cap U.S. equities. The Currency Index Futures Contract provides an exposure to a general indication of the international value of the U.S. dollar relative to the six major world currencies —Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Currency Index Futures Contract is a futures contract that provides and permits investors to invest in a substitute instrument in place of the underlying, speculate or hedge, as applicable, in the direction of the U.S. dollar relative to a basket of six major world currencies. The Currency Index Futures Contract serves as a proxy for the international value of the U.S. dollar relative to the six major world currencies because the performance of the Currency Index Futures Contract is dependent upon and reflects the changes in the U.S. Dollar Index (USDX®), which is an index which reflects the performance of each of the underlying basket of six major world currencies relative to the U.S. dollar.

     In order to pursue its investment objective, the Fund seeks to invest approximately +200% of the value of its fund capital (i.e., the estimated net asset value) (the “Fund Capital”) in the front month Equity Index Futures Contract (or Substitute Futures and/or Financial Instruments). Simultaneously, the Fund seeks to invest approximately –200% of the value of its Fund Capital in the front month U.S. Dollar Index Futures Contract (or Substitute Futures and/or Financial Instruments). Around the NAV Calculation Time, and in order to continue to pursue its daily investment objective, the Fund seeks to rebalance daily its front month Equity Index Futures Contracts (or Substitute Futures and/or Financial Instruments) to equal approximately +200% of the value of its Fund Capital. Similarly, around the NAV Calculation Time, the Fund seeks to rebalance daily its front month U.S. Dollar Index Futures Contract (or Substitute Futures and/or Financial Instruments) to equal approximately –200% of the value of its Fund Capital.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
Notes to Financial Statements
March 31, 2011 (unaudited) (continued)

     The Fund has a leverage ratio of approximately 4:1 upon daily rebalancing.

     The Fund does not seek to achieve its stated investment objective over a period of time greater than one day because of daily rebalancing and mathematical compounding prevents the Fund from achieving such results. Accordingly, results over periods of time greater than one day should not be expected to be a simple multiple (+200% or -200%) of the period return of the corresponding benchmark and will likely differ significantly. Investors should monitor their Fund holdings consistent with their strategies, as frequently as daily.

     Standard & Poor’s® and S&P® are registered trademarks of Standard & Poor’s Financial Services LLC (“S&P”) and have been licensed for use by the Managing Owner. The Fund is not sponsored, endorsed, sold or promoted by S&P or its affiliates.

(2) Summary of Significant Accounting Policies

     (a) Basis of Accounting

     The accompanying financial statements of the Fund have been prepared in conformity with U.S. generally accepted accounting principles.

     The accompanying financial statements are unaudited, but in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial statements have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may have been condensed or omitted. The Fund’s Prospectus dated February 22, 2011 should be read in conjunction with these interim financial statements. Interim period results are not necessarily indicative of results for a full-year period.

     (b) Use of Estimates

     The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and accompanying notes. Actual results could differ from those estimates.

     (c) Cash

     The cash amount shown in the Statement of Financial Condition dated March 31, 2011 represents non-segregated cash with the custodian.

     (d) Cash Held by Broker

     The Fund’s arrangement with Interactive Brokers, LLC (the “Commodity Broker”) requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. These amounts are shown as Cash held by broker in the Statement of Financial Condition. The Fund deposits cash and United States Treasury Obligations with the Commodity Broker subject to Commodity Futures Trading Commission (the “CFTC”) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized gain or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its brokerage trading account. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker and is recorded on the accrual basis.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
Notes to Financial Statements
March 31, 2011 (unaudited) (continued)

     (e) Final Net Asset Value for Fiscal Period

     The calculation time of the Fund’s final net asset value for creation and redemption of fund shares for the period ended March 31, 2011 was at 3:00 p.m. Eastern Time.

     Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 3:00 p.m. Eastern Time represents the final opportunity to transact in creation or redemption units for the period from February 22, 2011 to March 31, 2011.

     Fair value per share is determined at the close of the NYSE Arca and may be later than when the Fund’s NAV per share is calculated.

     For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at March 31, 2011.

     (f) Investment Valuation

     Short-term investments, excluding U.S. Treasury Bills, are carried at amortized cost, which approximates value. U.S. Treasury Bills are valued as determined by an independent pricing service based on methods which include consideration of: yields or prices of securities of comparable quality, coupon, maturity and type; indications as to values from dealers; and general market conditions.

     Futures contracts are valued at the last settled price on the applicable exchange on which that futures contract trades.

     Financial Instruments are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Managing Owner. However, if the price of the underlying Index Futures Contract becomes unavailable with respect to a specific Financial Instrument, the Managing Owner may, in its sole discretion, choose to determine a fair value price as the basis for determining the fair value of such position in a Financial Instrument for such day. Such fair value prices would be generally determined based on available inputs about the current value of the underlying Index Futures Contract and would be based on principles that the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards.

     (g) Financial Instruments and Fair Value

     The Fund discloses the fair value of its investments in accordance with the Financial Accounting Standards Board (FASB) fair value measurement and disclosure guidance which requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The disclosure requirements establish a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent to the Fund (observable inputs); and (2) the Fund’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the disclosure requirements hierarchy are as follows:

     Level I: Quoted prices (unadjusted) in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
Notes to Financial Statements
March 31, 2011 (unaudited) (continued)

     Level II: Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II inputs include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

     Level III: Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

     In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

     Fair value measurements also require additional disclosure when the volume and level of activity for the asset or liability have significantly decreased, as well as when circumstances indicate that a transaction is not orderly.

     The following table summarizes the valuation of investments at March 31, 2011 using the fair value hierarchy:

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices			$244,499 b	$ 244,499
Level II – Other Significant Observable Inputs	$2,999,473 a	$1,322 a		$3,000,795
a – Included in Investments in short-term investments in the Statement of Financial Condition.
b – Included in Receivable on open futures contracts in the Statement of Financial Condition.

     There were no Level III type holdings as of March 31, 2011.

     The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

     (h) Investment Transactions and Related Income

     Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis, with the exception of futures transactions which are recorded on the average cost basis, and marked to market daily. Unrealized appreciation/depreciation on open futures contracts is reflected in Receivable/Payable on open futures contracts in the Statement of Financial Condition and the change in the unrealized appreciation/depreciation between periods is reflected in the Statement of Operations. Discounts on short-term securities purchased are accreted daily and reflected as Interest Income in the Statement of Operations.

     (i) Federal Income Taxes

     The Fund is registered as a Delaware statutory trust and is treated as a partnership for U.S. federal income tax purposes. Accordingly, the Fund does not expect to incur U.S. federal income tax liability; rather, each beneficial owner is required to take into account their allocable share of the Fund’s income, gain, loss, deductions and other items for the Fund’s taxable year ending with or within the beneficial owner’s taxable year.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
Notes to Financial Statements
March 31, 2011 (unaudited) (continued)

     Management of the Fund has reviewed the open tax year and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the Financial Accounting Standards Board and on-going analysis of tax law, regulation, and interpretations thereof.

(3) Investments

     (a) Short-Term Investments

     The Fund may purchase U.S. Treasury Bills, agency securities, and other high-credit quality short-term fixed income or similar securities with original maturities of one year or less. A portion of these investments may be used as margin for the Fund’s trading in futures contracts.

     (b) Accounting for Derivative Instruments

     In seeking to achieve the Fund’s investment objective, the Managing Owner uses a mathematical approach to investing. Using this approach, the Managing Owner determines the type, quantity and mix of investment positions that the Managing Owner believes in combination should produce daily returns consistent with the Fund’s objective.

     All open derivative positions at March 31, 2011 for the Fund are disclosed in the Schedule of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholder’s capital throughout the reporting period for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

     Following is a description of the derivative instruments used by the Fund during the reporting period, including the primary underlying risk exposures.

     (c) Futures Contracts

     The Fund enters into futures contracts to gain exposure to changes in the value of the underlying financial index. A futures contract obligates the seller to deliver (and the purchaser to accept) the future cash settlement of a specified quantity and type of a financial index futures contract at a specified time and place. The contractual obligations of a buyer or seller of a financial index futures contract may generally be satisfied by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

     Upon entering into a futures contract, the Fund is required to deposit and maintain as collateral at least such initial margin as required by the exchange on which the transaction is effected. The initial margin is segregated as Cash held by broker, as disclosed in the Statement of Financial Condition, and is restricted as to its use. Pursuant to the futures contract, the Fund agrees to receive from or pay to the broker an amount of cash equal to the daily fluctuation in value of the futures contract. Such receipts or payments are known as variation margin and are recorded by the Fund as unrealized gains or losses. The Fund will realize a gain or loss upon closing a futures transaction.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
Notes to Financial Statements
March 31, 2011 (unaudited) (continued)

     Futures contracts involve, to varying degrees, elements of market risk (specifically financial index price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure the Fund has in the particular classes of instruments. Additional risks associated with the use of futures contracts include imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract. With futures contracts, there is minimal counterparty risk to the Fund since futures contracts are exchange-traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, guarantees the futures contracts against default.

Fair Value of Derivative Instruments As of March 31, 2011

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Interest Rate Risk	Receivable on open futures contracts	$ 71,553*
Equity Risk	Receivable on open futures contracts	$172,946*
*Represents cumulative appreciation of futures contracts as reported in the Statement of Financial Condition.

The Effect of Derivative Instruments on the Statement of Operations
For the Period February 22, 2011 to March 31, 2011

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Interest Rate Risk	Net realized gain (loss) on futures contracts and/or Change in unrealized gain (loss) on futures contracts	$128,181	$ 71,553
Equity Risk	Net realized gain (loss) on futures contracts and/or Change in unrealized gain (loss) on futures contracts	$(51,803)	$172,946

     The futures contracts open at March 31, 2011 are indicative of the activity for the period from February 22, 2011 to March 31, 2011.

(4) Agreements

     (a) Management Fee

     The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the average daily NAV of the Fund (the “Management Fee”). The Management Fee is paid in consideration of the Managing Owner’s advisory services to the Fund. From the Management Fee, the Managing Owner will be responsible for paying any license fee relating to the Index. As of March 4, 2011, the Managing Owner has voluntarily agreed to waive receipt of its management fees and/or assume the expenses of the Fund so that Fund expenses do not exceed an annual rate of 2% of the value of the Fund’s average daily net assets. The waiver and reimbursement of expenses are voluntary on the part of the Managing Owner and may be revoked at any time without prior notice.

     The reduction in management fee, pursuant to the undertaking, amounted to $2,914 for the period from February 22, 2011 to March 31, 2011.

    (b) The Administrator, Transfer Agent and Custodian

     The Fund has appointed State Street Bank and Trust Company (“State Street”), a Massachusetts trust company, as the administrator (the “Administrator”), the transfer agent (the “Transfer Agent”) and the custodian (the “Custodian”) of the Fund and has entered into an Administration Agreement, a Transfer Agency and Service Agreement and a Custodian Agreement in connection therewith, respectively.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
Notes to Financial Statements
March 31, 2011 (unaudited) (continued)

     The monthly fees for administrative and custody services are up to 0.0475% per annum of the average net assets of the Fund up to $200 million and 0.0225% thereafter, subject to an annual minimum fee of $32,500 for the first 12 months of the Fund’s operations and $60,000 annually in subsequent years. Additionally, the Fund may pay the Transfer Agent approximately $13,500 per annum plus several additional and de minimis fees, as applicable.

     (c) The Distributor

     Foreside Fund Services, LLC (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner, the Fund and the Distributor, the Distributor assists the Managing Owner and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. The Distributor also assists with the processing of creation and redemption orders.

     The Distributor is paid an annual fee of up to $12,000 by the Fund and a monthly fee of up to 0.005% per annum of the Fund’s average monthly net asset value. For the period from February 22, 2011 to March 31, 2011 the Fund incurred $26 in distribution fees which is included in Other Expenses in the Statement of Operations.

     (d) The Commodity Broker

     Interactive Brokers LLC, a Connecticut limited liability company, serves as the Fund’s clearing broker. The Commodity Broker is a member of Factor Advisors, LLC, the parent and the sole owner of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative services for the Fund.

     The Fund pays respective brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give–up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities in U.S. Commodity Futures Trading Commission regulated investments. Brokerage commissions on futures contracts are recognized on a half-turn basis.

     The Managing Owner does not expect brokerage commissions and fees to exceed 0.10% of the net asset value of the Fund in any year, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the forgoing analysis. For the period from February 22, 2011 to March 31, 2011, the Fund incurred $513 in Brokerage Commissions and fees as disclosed in the Statement of Operations.

     (e) The Trustee

     Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Managing Owner or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Managing Owner, nor does the Trustee have any liability for the acts or omissions of the Managing Owner. For the period from February 22, 2011 to March 31, 2011, the Fund incurred $257 in trustee fees which is included in Other Expenses in the Statement of Operations.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
Notes to Financial Statements
March 31, 2011 (unaudited) (continued)

     (f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

     The Fund pays all of the routine offering, operational, administrative and other ordinary expenses of the Fund, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. For the period from February 22, 2011 to March 31, 2011, the Fund incurred $55,105 routine offering, operational, administrative or other ordinary expenses.

     The reimbursement of Fund expenses, pursuant to the undertaking (as discussed in Note 4a), amounted to $24,153 for the period from February 22, 2011 to March 31, 2011.

     (g) Organizational and Offering Costs

     Expenses incurred in connection with organizing the Fund and up to the offering of its Shares upon commencement of its investment operations on February 22, 2011, were paid by Factor Advisors, LLC without reimbursement. Accordingly, all such expenses are not reflected in the Statement of Operations. The Fund will bear the costs of its continuous offering of Shares and ongoing offering expenses. Such ongoing offering costs will be included as a portion of the Routine Offering, Operational, Administrative and Other Ordinary Expenses. These costs will include registration fees for regulatory agencies and all legal, accounting, printing and other expenses associated therewith. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

     For the period from February 22, 2011 to March 31, 2011, the Fund did not incur such expenses.

     (h) Extraordinary Fees and Expenses

     The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the period from February 22, 2011 to March 31, 2011, the Fund did not incur such expenses.

     (5) Creations and Redemptions

     The Fund issues and redeems Shares from time to time, but only in one or more Baskets. A Basket is a block of 100,000 Shares of the Fund. Baskets may be created or redeemed only by Authorized Participants.

     Except when aggregated in Baskets, the Shares are not redeemable securities. Retail investors, therefore, generally will not be able to purchase or redeem Shares directly from or with the Fund. Rather, most retail investors will purchase or sell Shares in the secondary market with the assistance of a broker. Thus, some of the information contained in these Notes to Financial Statements – such as references to the Transaction Fee imposed on creations and redemptions – is not relevant to retail investors.

     (a) Transaction Fees on Creation and Redemption Transactions

     In connection with orders to create and redeem one or more Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, of which $50 goes directly to the Custodian and $450 is paid to the Fund and is recorded as Other Income in the Statement of Operations. The AP Transaction Fees are paid by the Authorized Participants and not by the Fund. For the period from February 22, 2011 to March 31, 2011, the Fund earned $450 in AP Transaction Fees.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
Notes to Financial Statements
March 31, 2011 (unaudited) (continued)

     (b) Share Transactions

Summary of Share Transactions for the Period from February 22, 2011 to March 31, 2011

	Shares	Paid in Capital
Shares Sold	200,000	$5,000,000
Shares Redeemed	-	-
Net Increase (Decrease)	200,000	$5,000,000

(6) Risk

     (a) Correlation Risk

     The Fund does not seek to achieve its stated investment objective over a period of time greater than one day because of daily rebalancing and mathematical compounding prevents the Fund from achieving such results. Accordingly, results over periods of time greater than one day should not be expected to be a simple multiple (+200% or -200%) of the periodic return of the corresponding benchmark and will likely differ significantly.

     A number of factors may affect the Fund’s ability to achieve a high degree of correlation with its benchmark, and there can be no guarantee that the Fund will achieve a high degree of correlation. A failure to achieve a high degree of correlation may prevent the Fund from achieving its investment objective. A number of factors may adversely affect the Fund’s correlation with its benchmark, including fees, expenses, transaction costs, costs associated with the use of leveraged investment techniques, income items, accounting standards and disruptions or illiquidity in the markets for the financial indexes or Financial Instruments in which the Fund invests. The Fund may be subject to large movements of assets into and out of the Fund, potentially resulting in the Fund being over- or under-exposed to its benchmark. In addition, there is a special form of correlation risk that derives from the Fund’s use of leverage, which is that for periods greater than one day, the use of leverage tends to cause the performance of the Fund to be either greater than or less than the target return for the same period stated in the fund objective, before accounting for fees and fund expenses. In general, given a particular index return, increased volatility of the index may cause a decrease in the performance relative to the target return for the same period.

     (b) Leverage Risk

     Leverage offers a means of magnifying market movements into larger changes in an investment’s value and provides greater investment exposure than an unleveraged investment. Futures contracts are used to create leverage. The Fund employs leveraged investment techniques to achieve its investment objective.

     (c) Liquidity Risk

     In certain circumstances, such as the disruption of the orderly markets for the futures contracts or Financial Instruments in which the Fund invests, the Fund might not be able to dispose of certain holdings quickly or at prices that represent what the market value may have been in an orderly market. Leverage offers a means of magnifying market movements into larger changes in an investment’s value and provides greater investment exposure than an unleveraged investment. Futures contracts may be used to create leverage. The Fund employs leveraged investment techniques to achieve its investment objective. Such a situation may prevent the Fund from limiting losses, realizing gains or achieving a high correlation with its underlying Index.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
Notes to Financial Statements
March 31, 2011 (unaudited) (continued)

(7) Profit and Loss Allocations and Distributions

     Pursuant to the Trust Agreement, income and expenses are allocated pro rata among the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner which are in excess of the Managing Owner’s capital balance are allocated to the Shareholders in accordance with their respective interest in the Fund as a percentage of total Shareholders’ capital. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective interests of the Shareholders.

(8) Indemnifications

     The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2011, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

     The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
Notes to Financial Statements
March 31, 2011 (unaudited) (continued)

(10) Net Asset Value and Financial Highlights

     The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding throughout the period from February 22, 2011 to March 31, 2011. The net investment income and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income (loss) and expense ratios have been annualized. The total return is based on the change in net asset value and market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

For the Period from February 22, 2011 to March 31, 2011
Net Asset Value
Net asset value per Share, beginning of period	$25.00
Net investment income (loss)	(0.14)
Net realized and unrealized gain (loss)	1.61

Net income (loss)	1.47

Net asset value per Share, end of period	$26.47

Market value per Share, end of period	$26.40

Ratios to average Net Assets*
Expense ratio ***	5.47%

Expense ratio before waiver / reimbursement	10.75%

Net investment income (loss)	(5.31)%

Total Return, at net asset value **	5.88%

Total Return, at market value **	4.60%

*	Percentages are annualized.

**

Percentages are not annualized. Net Asset Value (NAV) returns are calculated from when the Fund began investment operations (February 22, 2011), while returns based on Market Value are calculated from the date Shares were initially listed and publicly available (February 24, 2011).

***	As of March 4, 2011 Fund expenses have been capped at 2% of average net assets as disclosed in Note 4(a).

(11) Subsequent Events

     The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “34” Act) which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. FACTORSHARES 2X: S&P500 BULL/USD BEAR’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

     You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, Factor Capital Management, LLC (the “Managing Owner”), undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

     The FACTORSHARES 2X: S&P500 BULL/USD BEAR Fund (the “Fund”) is designed for investors who believe the large-cap U.S. equity market segment will increase in value relative to the general indication of the international value of the U.S. dollar segment, in one day or less. The objective of the Fund is to seek to track approximately +200% of the daily return of the S&P 500 Non-US Dollar Index (the “Index”). The Fund seeks to track the spread, or the difference in daily returns, between the U.S. equity and currency market segments primarily by establishing a leveraged long position in the E-mini Standard and Poor’s 500 Stock Price Index™ Futures (the “Equity Index Futures Contract” or the “Long Index Futures Contract”), and a leveraged short position in the U.S. Dollar Index Futures (the “U.S. Dollar Index Futures Contract” or the “Short Index Futures Contract”). The Fund may also invest in Substitute Futures and/or Financial Instruments from time-to-time. The term “Substitute Futures” refers to futures contracts other than the Equity Index Futures Contract and the U.S. Dollar Index Futures Contract that underlie the Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with the Equity Index Futures Contract and/or the U.S. Dollar Index Futures Contract, as applicable. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with the Equity Index Futures Contract and/or the U.S. Dollar Index Futures Contract, as applicable.

     The Index is intended to reflect the daily spread, or the differences in the relative return, positive or negative, between the value of the S&P 500® Futures Excess Return Index (the “Long Sub-Index”) and the value of the S&P U.S. Dollar Futures Excess Return Index (the “Short Sub-Index”). The Long Sub-Index reflects a passive exposure to the near-month Long Index Futures Contract. The Short Sub-Index reflects a passive exposure to the near-month Short Index Futures Contract. The Index is designed to reflect +100% of the spread, or the difference in daily return, positive or negative, between the Long Sub-Index and the Short Sub-Index, plus the return on a risk free component. The risk free component of the Index reflects the returns generated by holding a 3-month United States Treasury bill.

     The Equity Index Futures Contract provides an exposure to a major benchmark index of large-cap U.S. equities known as the S&P 500® Index. The Equity Index Futures Contract is a futures contract that permits investors to invest in a substitute instrument in place of large-cap U.S. equities and thereby speculate on, or hedge exposure to, large-cap U.S. equities. The Equity Index Futures Contract serves as a proxy for large-cap U.S. equities because the performance of the Equity Index Futures Contract is dependent upon and reflects the changes in the S&P 500®, which is an index that reflects the performance of each of the underlying 500 large-cap U.S. equities. The U.S. Dollar Index Futures Contract provides an exposure to the currency market segment, particularly U.S. Dollar currency basket. The U.S. Dollar Index Futures Contract is a futures contract that permits investors to invest in a substitute instrument in place of the U.S. Dollar currency basket and thereby speculate on, or hedge exposure to, the direction of the international value of the U.S. Dollar. The U.S. Dollar Index Futures Contract serves as a proxy for U.S. Dollar currency basket because the performance of the U.S. Dollar Index Futures Contract is dependent upon and reflects the changes in the price of the underlying U.S. Dollar currency basket.

Overview of the Sub-Indexes

Sub-Indexes and Index Futures Contracts	Exchange[1] (Contract Symbol)	Base Date[2]	Sub-Index Base Weight (%)[3]	Contract Months
Long Sub-Index: S&P 500® Futures Excess Return Index Long Index Futures Contract: E-mini Standard and Poor’s 500 Stock Price Index™ Futures	CME (ES)[4]	9.9.1997	100	March June September December
Short Sub-Index: S&P U.S. Dollar Index Futures Excess Return Index Short Index Futures Contract: U.S. Dollar Index Futures	ICE (DX)[5]	9.9.1997	100

1 Connotes the exchange on which the underlying Index Futures Contracts are traded. Legend: “CME” means the Chicago Mercantile Exchange, Inc., or its successor. “ICE” means the Intercontinental Exchange, Inc, or its successor.

2 The earliest date on which the Index is calculated is referred to as the base date, or Base Date. By definition, the Index is comprised of a specific proportion, or Base Weight, of each underlying Sub-Index.

3 As of the Base Date, and upon daily rebalancing, the Long Sub-Index base weight, or the Long Sub-Index Base Weight, is +100%. As of the Base Date and upon daily rebalancing, the Short Sub-Index base weight, or the Short Sub-Index Base Weight, is also +100%.

4 Monday – Friday: 17:00-15:15 (next day) & 15:30-16:30; Sunday: 17:00-15:15 (next day) (Central Time).

5 Monday – Friday 20:00-18:00 (next day), Sunday: 18:00-18:00 (next day) (Eastern Time).

     The Index is rebalanced daily as of the Index Calculation Time in order to continue to reflect the spread, or the difference in the daily return, between two specific market segments. By rebalancing the Index on a daily basis as of the Index Calculation Time, the Index will then be comprised of equal notional amounts (i.e. +100% and –100%, respectively) of both of its Long Index Futures Contracts and Short Index Futures Contracts in accordance with its daily objectives. Daily rebalancing of the Index will lead to different results than would otherwise occur if the Index, and in turn, the Fund, were to be rebalanced less frequently or more frequently than daily.

     As explained in greater detail below, the Fund seeks to track the Index on a leveraged and daily basis by creating a portfolio of Long Index Futures Contracts and Short Index Futures Contracts (which may include Substitute Futures and/or Financial Instruments). The Fund seeks to rebalance daily its holdings around the NAV Calculation Time which occurs upon the first to settle of its Long Index Futures Contracts or Short Index Futures Contracts. However, the Fund will only rebalance on business days when NYSE Arca and the futures exchanges on which both the Long Index Futures Contracts and the Short Index Futures Contracts are open.

     The Index is inherently leveraged whenever its Index Base Weight (which reflects the sum of the Sub-Index Base Weights) exceeds an aggregate index base weight of 100%, which reflects the index base weight of an unleveraged index. As of the Base Date and upon daily rebalancing, each Index reflects a leverage ratio of 2:1, or the 2:1 Ratio. The 2:1 Ratio will increase or decrease throughout each trading day prior to daily rebalancing because the prices of the Index Futures Contract underlying each Sub-Index will vary intra-day.

     The Managing Owner determines the type, quantity and combination of Index Futures Contracts, and, as applicable, Substitute Futures and Financial Instruments the Managing Owner believes may produce daily returns consistent with the Fund’s daily and leveraged objective.

     In order to pursue its investment objective, the Fund seeks to invest approximately +200% of the value of its Fund Capital (i.e., the estimated net asset value) in the front month Equity Index Futures Contract (or Substitute Futures and/or Financial Instruments). Simultaneously, the Fund seeks to invest approximately –200% of the value of its Fund Capital in the front month U.S. Dollar Index Futures Contract (or Substitute Futures and/or Financial Instruments). Around the NAV Calculation Time, and in order to continue to pursue its daily investment objective, the Fund seeks to rebalance daily its front month Equity Index Futures Contracts (or Substitute Futures and/or Financial Instruments) to equal approximately +200% of the value of its Fund Capital. Similarly, around the NAV Calculation Time, the Fund seeks to rebalance daily its front month U.S. Dollar Index Futures Contract (or Substitute Futures and/or Financial Instruments) to equal approximately –200% of the value of its Fund Capital.

     Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Managing Owner or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Managing Owner, nor does the Trustee have any liability for the acts or omissions of the Managing Owner.

     The sponsor of the Index is Standard & Poor’s Financial Services LLC (the “Index Sponsor”). Standard & Poor’s® and S&P® are registered trademarks of Standard & Poor’s Financial Services LLC (“S&P”) and have been licensed for use by the Managing Owner. The Fund is not sponsored, endorsed, sold or promoted by S&P or its affiliates, and S&P and its affiliates make no representation, warranty or condition regarding the advisability of buying, selling or holding Shares in the Fund.

     The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

Rolling

     Each Sub-Index, which is comprised of a certain Index Futures Contract, includes provisions for the replacement (also referred to as “rolling”) of its Index Futures Contract as it approaches its expiration date. “Rolling” is a procedure which involves closing out the Index Futures Contract that will soon expire and establishing a position in a new Index Futures Contract with a later expiration date pursuant to the rules of each Sub-Index. In turn, the Fund will seek to roll its Index Futures Contracts in a manner consistent with its Sub-Index’s provisions for the replacement of an Index Futures Contract that is approaching maturity.

Effect of Leverage

     The Fund achieves the right to a return on a capital base in excess of its equity capital by entering into derivatives (e.g., futures contracts, and if necessary, Financial Instruments) with an aggregate notional value, or “exposure,” in excess of the Fund’s net asset value. The capital base is comprised of “notional” dollars, not cash, but the effect is the same. The notional value of a futures contract that references a financial index, such as E-mini Standard & Poor’s 500 Stock Price Index™, is the contract size (measured in fixed dollars) multiplied by the market price for future settlement of the financial index. So if the market price for December expiration of the E-mini Standard & Poor’s 500 Stock Price Index™ Futures is $1,100, the notional value of the contract is $55,000 (e.g. $50 contract size x $1,100 market price). It is referred to as a “notional” value because it does not exist physically; it exists only hypothetically as the subject of an agreement between the parties to the contract.

     The use of leverage increases the potential for both trading profits and losses, depending on the changes in market value of the Fund’s Index Futures Contracts positions (or Substitute Futures and/or Financial Instruments). Holding futures positions with a notional amount in excess of the Fund’s net asset value constitutes a form of leverage. Because the notional value of the Fund’s Index Futures Contracts (or Substitute Futures and/or Financial Instruments), will rise or fall throughout each trading day and prior to rebalancing, the leverage ratio could be higher or lower than an approximately 4:1 leverage ratio between the notional value of the Fund’s portfolio and Fund Capital immediately after rebalancing. As the ratio increases, your losses may increase correspondingly.

     For example, in the absence of tracking error, an investment in the Fund (which has a Fund multiple of +200%) assumes an approximately 4:1 leverage ratio, upon rebalancing and excluding the return on United States Treasuries and other high credit quality short-term fixed income securities, since it will be reduced by an amount equal to –4% daily when both of the following occur on the same trading day:

  the Long Sub-Index decreases –1% and

  the Short Sub-Index increases +1%.

     The Fund seeks a daily exposure equal to approximately +200% of the Index Return (as defined below). As a consequence, a potential risk of total loss exists if the Index Return changes approximately 50% or more over a single trading day or less, in a direction adverse to the Fund (i.e., meaning a decline of approximately -50% or more in the value of the Index Return of the Fund). The risk of total loss exists in a short period of time as a result of significant Index movements.

     The value of the Shares relates directly to the value of its portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund.

     For periods longer than a single trading day, the Fund does not attempt to and should not be expected to, provide returns that are equal to the Fund multiple (i.e. +200%), times the return of the Index, or Index Return. For periods longer than a single trading day, and before accounting for mathematical compounding, daily rebalancing, the differences between the NAV Calculation Time and the Index Calculation Time, leverage, volatility, fees, fund expenses and income of the Fund, it is unlikely that the Fund’s multi-day returns will equal the Fund multiple times the Index Return of its corresponding Index.

     For periods longer than a single trading day, investors should not attempt to calculate the anticipated or actual multi-day return of the Fund by simply multiplying the Fund multiple by the Index Return of the corresponding Index because such a result is an insufficient methodology and does not account for the mathematical effects arising from the interaction of leverage (in the amount of the Fund multiple), daily rebalancing, the differences between the NAV Calculation Time and the Index Calculation Time, fees, expenses, and interest income experienced by the Fund, or Fund Compounding. The Fund does not seek to achieve its stated investment objective over a period of time longer than a single trading day because merely multiplying the Fund multiple by the Index Return does not account for Fund Compounding, and therefore, by definition, prevents the Fund from tracking the product of the Fund multiple by the Index Return for a period longer than a single trading day.

Substitute Futures and Financial Instruments

     In the event the Fund reaches position limits imposed by the CFTC or a futures exchange with respect to an Index Futures Contract, the Managing Owner, may in its commercially reasonable judgment, cause the Fund to invest in Substitute Futures or Financial Instruments referencing the particular Index Futures Contract, or Financial Instruments not referencing the particular Index Futures Contract, if such instruments tend to exhibit trading prices or returns that correlate with the Index or any Index Futures Contract and will further the investment objective of the Fund. The term “Substitute Futures” refers to futures contracts other than the specific Index Futures Contracts that underlie the applicable Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. To the extent practicable, the Fund will invest in swaps cleared through the facilities of a centralized clearing house. The Fund may also invest in Substitute Futures or Financial Instruments if the market for a specific Index Futures Contract experiences emergencies (such as a natural disaster, terrorist attack or an act of God) or disruptions (such as a trading halt or flash crash) that prevent the Fund from obtaining the appropriate amount of investment exposure to the affected Index Futures Contract. For the period from February 22, 2011 to March 31, 2011, the Fund had not invested in Financial Instruments (including forwards).

     The following paragraphs describe the above-listed Financial Instruments in general terms.

     Swap agreements are two-party contracts entered into primarily by institutional investors for a specified period ranging from a day to more than a year. In a standard swap transaction, the parties agree to exchange the returns on a particular predetermined investment, instrument or index as well as a fixed or floating rate of return (interest rate leg) in respect of a predetermined notional amount. The gross returns to be exchanged are calculated with respect to a notional amount and the benchmark returns to which the swap is linked. Swaps are usually entered into on a net basis, that is, the two payment streams are netted out in a cash settlement on the payment date or dates specified in the agreement with the parties receiving or paying, as the case may be, only the net amount of the two payments. In a typical swap agreement that may be entered into by the Fund, absent fees, transaction costs and interest, the Fund would be entitled to settlement payments in the event the benchmark increases and is required to make payments to the swap counterparty in the event the benchmark decreases.

     A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity or currency at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract. Unlike futures contracts, however, forward contracts are typically traded in the over-the-counter, or OTC, market and are not standardized contracts. Forward contracts for a given commodity or currency are generally available for various amounts and maturities and are subject to individual negotiation between the parties involved. Moreover, there is generally no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange. If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the profit or loss on both positions simultaneously on the delivery date. Thus, unlike in the futures contract market where a trader who has offset positions will recognize profit or loss immediately, in the forward market a trader with a position that has been offset at a profit will generally not receive such profit until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date. In recent years, however, the terms of forward contracts have become more standardized, and in some instances such forward contracts now provide a right of offset or cash settlement as an alternative to making or taking delivery of the underlying commodity or currency. The forward markets are largely unregulated. Forward contracts are, in general, not cleared or guaranteed by a third party.

     The forward markets provide what has typically been a highly liquid market for foreign exchange trading, and in certain cases the prices quoted for foreign exchange forward contracts may be more favorable than the prices for foreign exchange futures contracts traded on U.S. exchanges. Commercial banks participating in trading foreign exchange forward contracts often do not require margin deposits, but rely upon internal credit limitations and their judgments regarding the creditworthiness of their counterparties. In recent years, however, many OTC market participants in foreign exchange trading have begun to require that their counterparties post margin.

Performance Summary

     This report covers the period from February 22, 2011 to March 31, 2011. The Fund commenced investment operations on February 22, 2011 and Fund Shares commenced trading on the NYSE Arca, Inc. (the “NYSE Arca”) on February 24, 2011 and trades under the symbol “FSU”.

     The Fund is designed to seek daily investment results, before fees and expenses, corresponding to approximately +200%, of the daily spreads, or differences in the changes, positive or negative, of the Index. Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”.

     The Index is designed to reflect the daily spreads, or differences in the changes, positive or negative, between the value of its Long Sub-Index and the value of its Short Sub-Index. Each Long Sub-Index and Short Sub-Index is comprised of its Long Index Futures Contract and Short Index Futures Contract, respectively.

S&P 500 Non-US Dollar Index
LONG OR SHORT FUTURES CONTRACTS INVESTED BY THE FUND; (EXCHANGE*, CONTRACT SYMBOL)	NAME OF SUB-INDEXES NAME OF INDEX FUTURES CONTRACTS
Long Futures Contract: E-mini Standard & Poor’s 500 Stock Price Index™ Futures (CME, ES)	Long Sub-Index: S&P 500® Futures Excess Return Index Long Index Futures Contract: E-mini Standard and Poor’s 500 Stock Price Index™ Futures
Short Futures Contract: U.S. Dollar Index Futures (ICE, DX)	Short Sub-Index: S&P U.S. Dollar Futures Excess Return Index Short Index Futures Contract: U.S. Dollar Index Futures
*Legend: “CME” means the Chicago Mercantile Exchange, Inc., or its successor. “ICE” means Intercontinental Exchange, Inc. or its successor.

     The section “Summary of S&P 500 Non-US Dollar Index and Sub-Index Returns for the period from February 22, 2011 to March 31, 2011” below provides an overview of the changes in the closing levels of S&P 500 Non-US Dollar Index by disclosing the change in closing levels of the Index itself and each underlying Sub-Index plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index and the Fund does not attempt to outperform or underperform the Index.

     The following table highlights the results of the S&P 500 Non-US Dollar Index and its Sub-Indexes for the period from February 22, 2011 to March 31, 2011.

Summary of S&P 500 Non-US Dollar Index and

Sub-Index Returns for the Period from February 22, 2011 to March 31, 2011

Index: S&P 500 Non-US Dollar Index	3.46%
Long Sub-Index: S&P 500® Futures Excess Return Index	0.51%
Short Sub-Index: S&P U.S. Dollar Index Futures Excess Return Index	-2.05%
3-Month United States Treasury Obligations	0.01%

     Pursuant to the rules and regulations of the 34 Act, the above table discloses the change in levels of the Index and the Sub-Indexes for the period covered by this Report. However, the Fund seeks investment results for a single day only, not for longer periods. This means that the return of the Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from approximately twice (either + 200% or – 200%) the return of the Index for that period. Due to a number of reasons as described throughout the Prospectus, including, but not limited to, mathematical compounding, daily rebalancing, the differences between the NAV Calculation Time and the Index Calculation Time, leverage and volatility, the Fund will not track its Index for a period longer than a single trading day and may experience tracking error intra-day. In periods of higher market volatility, the volatility of an Index may be at least as important to the Fund’s return over any period as the changes in the levels of the Index. The Fund is different from most exchange-traded funds in that the Fund seeks leveraged returns and only on a daily basis. The Fund also is riskier than similarly benchmarked exchange-traded funds that do not use leverage. Accordingly, the Fund may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged investment results. Shareholders should actively monitor their investments. Additionally, the Fund’s fees and expenses are paid first out of interest income from the Fund’s holdings of U.S. Treasury bills on deposit with the Commodity Broker as margin or otherwise. As a result of the Fund’s fees and expenses, unless the Fund’s income from its futures trading exceed the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Index.

Net Asset Value

     Net asset value means the total assets of the Fund including, but not limited to, all cash and cash equivalents or other debt securities less total liabilities of the Fund, each determined on the basis of generally accepted accounting principles in the United States, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized gain or loss on open futures contracts, Financial Instruments (if any), and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. Subject to the next paragraph, all open futures contracts traded on a United States exchange are calculated at their then current market value, which are based upon the settlement price for that particular futures contract traded on the applicable United States exchange on the date with respect to which net asset value is being determined; provided, that if a futures contract traded on a United States exchange could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the fair value of such position for such day. Subject to the next paragraph, the current fair value of all open futures contracts traded on a non-United States exchange, to the extent applicable, are based upon the settlement price for that particular futures contract traded on the applicable non-United States exchange on the date with respect to which net asset value is being determined; provided further, that if a futures contract traded on a non-United States exchange, to the extent applicable, could not be liquidated on such day, due to the operation of daily limits (if applicable) or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the fair value of such position for such day. The Managing Owner may in its discretion (and under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Fund’s futures brokerage account, if applicable, will be accrued at least monthly. The amount of any distribution will be a liability of the Fund from the day when the distribution is declared until it is paid.

     The NAV of the Fund is calculated as of the first to settle of the corresponding Index Futures Contracts, provided that the Fund will not calculate its NAV after 4:00 p.m. Eastern Time. Accordingly, because the futures exchanges on which the E-mini Standard and Poor’s 500 Stock Price Index™ Futures (Long Index Futures Contracts) and the U.S. Dollar Index Futures (Short Index Futures Contracts) settle at 4:15 p.m. Eastern Time and 3:00 p.m. Eastern Time, respectively, the Fund will calculate its NAV, or NAV Calculation Time, as of 3:00 p.m. Eastern Time.

     The Fund’s daily NAV may reflect the closing settlement price and/or the last traded value just before the NAV Calculation Time, as applicable, for each of its Index Futures Contracts. The Fund’s daily NAV will reflect the closing settlement price for each of its Index Futures Contracts if an Index Futures Contract’s closing settlement price is determined at or just before the NAV Calculation Time. If the exchange on which the Fund’s Index Futures Contracts are traded does not determine the closing settlement price at or just before the NAV Calculation Time, then the last traded value for that Index Futures Contract up until (but excluding) the NAV Calculation Time will be reflected in the NAV.

     For example, the closing settlement price of the U.S. Dollar Index Futures occurs at or around 3:00 p.m. Eastern Time, or just before the NAV Calculation Time for the Fund. Accordingly, the Index Futures Contract price used to determine the NAV for U.S. Dollar Index Futures positions held by the Fund will be the corresponding closing settlement price of U.S. Dollar Index Futures as reported by the ICE. However, the closing settlement price for the E-mini Standard and Poor’s 500 Stock Price Index™ Futures is determined at or around 4:15 p.m. Eastern Time, which occurs 75 minutes after the NAV Calculation Time of the Fund. Therefore, the Index Futures Contract price used to determine the NAV for E-mini Standard and Poor’s 500 Stock Price Index™ Futures positions held by the Fund will be the last traded value for the E-mini Standard and Poor’s 500 Stock Price Index™ Futures up until (but excluding) 3:00 p.m. Eastern Time.

     There can be no guarantee that the change in market value caused by the time difference between the Fund’s NAV Calculation Time and the actual time for an Index Futures Contract’s last traded value prior to the NAV Calculation Time will be immaterial.

     In calculating the net asset value of the Fund, the settlement value of a Financial Instrument is determined by applying the terms as provided under the applicable Financial Instrument. However, in the event that an underlying Index Futures Contract is not trading due to the operation of daily limits or otherwise, the Managing Owner may in its sole discretion choose to value the Fund’s Financial Instruments referencing such Index Futures Contract on a fair value basis in order to calculate the Fund’s net asset value.

     Net asset value per Fund Share, in respect of the Fund, is the net asset value of the Fund divided by the number of its outstanding Fund Shares.

Critical Accounting Policies

     The Fund’s critical accounting policies are as follows:

     Preparation of the financial statements and related disclosures in accordance with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Fund’s application of these policies involves judgments and the use of estimates. Actual results may differ from the estimates used and such differences could be material. The Fund holds a significant portion of its assets in futures contracts and treasury securities, which are held at fair value. The Fund may also invest in Substitute Futures and Financial Instruments, as applicable.

     The Fund calculates its net asset value as of the NAV Calculation Time as described above.

     The Fund’s critical accounting policy with respect to Financial Instruments is as follows:

  The Fund may invest in Financial Instruments. The Financial Instruments would be recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the Statement of Operations.

  The use of fair value to measure Financial Instruments, with related unrealized gains or losses recognized in earnings in each period, is fundamental to the Fund’s financial statements. The fair value of a Financial Instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

  The Financial Instruments are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Managing Owner. However, if the price of the underlying Index Futures Contract becomes unavailable with respect to a specific Financial Instrument, the Managing Owner may, in its sole discretion, choose to determine a fair value price as the basis for determining the fair value of such position in a Financial Instrument for such day. Such fair value prices would be generally determined based on available inputs about the current value of the underlying Index Futures Contract and would be based on principles that the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards.

  Fair value pricing with respect to the Financial Instruments may require subjective determinations about the value of the Financial Instruments. While the Fund’s policy is intended to result in a calculation of the Fund’s net asset value that fairly reflects investment values of the Financial Instruments as of the time of pricing, the Fund cannot ensure that fair values determined by the Managing Owner or persons acting at their direction would accurately reflect the price that the Fund could obtain for an investment if it were to dispose of that Financial Instrument as of the time of pricing (for instance, in a forced or distressed sale). The prices used by the Fund may differ from the value that would be realized if the Financial Instruments were sold and the differences could be material to the applicable financial statements.

  The Fund will disclose the fair value of its Financial Instruments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

  Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the Statement of Operations in the period in which the contract is closed or the changes occur, respectively.

Liquidity and Capital Resources

     The Fund’s source of capital is derived through the Fund’s offering of Shares to Authorized Participants. Authorized Participants may then subsequently redeem such Shares. Substantially all of the Fund’s total net assets are allocated to futures trading, unless the Fund makes an investment in one or more Financial Instruments. If the Fund invests in Financial Instruments, a portion of its proceeds of the offerings of Shares may be used to collateralize Financial Instruments in accordance with normal practices in the over-the-counter derivatives markets.

     A significant portion of the net asset value of the Fund is held in 3-month U.S. Treasury bills and cash, which is used as margin for the Fund’s trading in futures contracts. Although the following percentages may vary substantially over time, as of March 31, 2011, substantially all of the net asset value of the Fund has been placed in segregated accounts in the name of the Fund with the Commodity Broker in the form of cash or 3-month U.S. Treasury bills to margin positions of all futures contracts combined. The percentage that 3-month U.S. Treasury bills and, if applicable, other high credit quality short-term fixed income securities bear to the shareholders’ capital of the Fund varies from day to day as the market values of the underlying portfolio of the Fund changes. Such funds are segregated pursuant to CFTC rules. “Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. Margin requirements are computed each day by the Commodity Broker. When the market value of particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the Commodity Broker. The Fund will meet a margin call by either liquidating an appropriate amount of 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities, as applicable, or satisfy the margin call with cash. If the Fund does not have a sufficient amount of cash or 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities to satisfy the margin call, the Fund will be required to liquidate its holdings in Index Futures Contracts. If the margin call is not met within a reasonable time, the broker may close out the Fund’s position.

     The balance of the net assets of the Fund is held in its futures trading account. Interest earned on the Fund’s interest-bearing funds is paid to the Fund.

     The Fund’s futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, futures exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, such positions can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Fund from promptly liquidating its futures positions.

     The Fund’s Financial Instruments, if any, may also be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, the Financial Instruments are not traded on an exchange, do not have uniform terms and conditions, and in general are not transferable without the consent of the counterparty. Entry into Financial Instruments may further impact liquidity because these contractual agreements are executed “off-exchange” between private parties and, therefore, the time required to offset or “unwind” these positions may be greater than that for exchange-traded instruments. This potential delay could be exacerbated to the extent a counterpart is not a United States person.

     Because the Fund trades futures contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Additionally, if the Fund invests in Financial Instruments, its capital would be at risk due to changes in the value of these Financial Instruments (market risk) or the inability of counterparties to perform under the terms of the Financial Instruments (credit risk).

     The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Distributor to redeem one or more Baskets. Redemption orders must be placed by no later than 5 hours prior to the close of NYSE Arca, which would be customarily 11:00 a.m. Eastern Time. However, from time-to-time, NYSE Arca may have an early close at, for example, 1:00 p.m. Eastern Time (e.g., the day after Thanksgiving). On these days, redemption orders must be placed by no later than 8:00 a.m. Eastern Time, which would be 5 hours prior to the early close of NYSE Arca. The day on which the Distributor receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 100,000 and only through an Authorized Participant.

Market Risk

     Trading in futures contracts involves the Fund entering into contractual commitments to purchase or sell a particular investment instrument at a specified date and price. The market risk to be associated with the Fund’s commitments to purchase investment instruments will be limited to the gross or face amount of the futures contracts held. However, should the Fund enter into a contractual commitment to sell investment instruments, it would be required to make delivery of the underlying investment instrument at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which the commodity or the investment instrument can rise is unlimited, entering into commitments to sell a commodity or an investment instrument exposes the Fund to theoretically unlimited risk.

     The Fund’s exposure to market risk is influenced by a number of factors, including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the futures contracts held. The inherent uncertainty of the Fund’s trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of the Fund’s net assets.

Credit Risk

     When the Fund enters into futures contracts (or Substitute Futures and/or Financial Instruments), the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations.

     The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges, which may become applicable in the future), it may be backed by a consortium of banks or other financial institutions.

     Financial Instruments are contracted for directly with appropriate counterparties.

     There can be no assurance that any counterparty, clearing member or clearing house will meet its obligations to the Fund.

     Swap agreements do not generally involve the delivery (if applicable) of the underlying assets either at the outset of a transaction or upon settlement. Accordingly, if the counterparty to a swap agreement defaults, the Fund’s risk of loss consists of the net amount of payments that the Fund is contractually entitled to receive, if any. Swap counterparty risk is generally limited to the amount of any unrealized gains, although in the event of a counterparty bankruptcy, there could be delays and costs associated with the recovery of collateral posted in segregated tri-party accounts at the Fund’s custodian bank.

     Forward agreements do not involve the delivery (if applicable) of the underlying assets at the onset of a transaction, but may be settled physically (if applicable) in the underlying asset if such contracts are held to expiration, particularly in the case of currency forwards. Thus, prior to settlement, if the counterparty to a forward contract defaults, the Fund’s risk of loss consists of the net amount of payments that the Fund is contractually entitled to receive, if any. However, if physically settled forwards are held until expiration (presently, there is no plan to do this), at the time of settlement, the Fund may be at risk for the full notional value of the forward contracts depending on the type of settlement procedures used.

     The Managing Owner attempts to minimize these credit risks by requiring the Fund to abide by various trading limitations and policies, which include limiting margin accounts and trading only in liquid markets. The Managing Owner has implemented procedures which include, but are not limited to:

  executing and clearing trades with creditworthy counterparties;

  limiting the amount of margin or premium required for any one futures contract or all futures contracts combined; and

  limiting transactions to futures contracts which are traded in sufficient volume to permit the taking and liquidating of positions.

     The Fund will enter into Financial Instruments with counterparties selected by the Managing Owner. The Managing Owner will select forward agreements and swaps counterparties giving due consideration to such factors as it deems appropriate, including, without limitation, creditworthiness, familiarity with the Index, and price. Under no circumstances will the Fund enter into a forward agreement or swap with any counterparty whose credit rating is lower than investment-grade at the time a contract is entered into.

     The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund, all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading.

Cash Flows

     The primary cash flow activity of the Fund originates from Authorized Participants through the issuance of Shares in the Fund. This cash is invested into the Fund where it is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index that the Fund is attempting to track.

Operating Activities

     Net cash flow used for operating activities was $5,000,000 for the period from February 22, 2011 to March 31, 2011. This amount primarily includes purchases of United States Treasury Obligations which are held at market value as reflected in the Statement of Financial Condition.

Financing Activities

     The Fund’s net cash flow provided by financing activities was $5,000,000 for the period from February 22, 2011 to March 31, 2011 consisting of $5,000,000 from the sale of Shares to Authorized Participants.

Results of Operations

     The Fund commenced investment operations on February 22, 2011 at $25.00 per Share. The Fund’s Shares have been trading on the NYSE Arca since February 24, 2011 under the symbol “FSU”.

     The Fund seeks to track approximately +200% of the daily return of the S&P 500 Non-US Dollar Index (the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Fund seeks to track the spread, or the difference in daily returns, between the U.S. equity and the U.S. Dollar currency market segments primarily by establishing a leveraged long position in the E-mini Standard and Poor’s 500 Stock Price Index™ Futures (the “Equity Index Futures Contract”), and a leveraged short position in the U.S. Dollar Index Futures (the “U.S. Dollar Index Futures Contract”). The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “Comparison of Per Share FSU NAV to FSU Market Value for the period February 24, 2011 through March 31, 2011”) and (ii) the Fund’s NAV (as reflected by the graph “Comparison of FSU NAV to Benchmark Index for the Period February 24, 2011 through March 31, 2011”).

     The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits (if applicable) or certain other similar limitations on the ability of the Fund to trade the Index Futures Contracts. The Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits (if applicable) and certain other limitations on its ability to trade the Index Futures Contracts, which may compel the Fund to trade futures or other instruments that are not the Index Futures Contracts as proxies for the Index Futures Contracts. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the Index over the same period. The Fund seeks investment results for a single day only, not for longer periods. This means that the return of the Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from approximately twice (either + 200% or –200%) the return of the Fund’s Index for that period. Due to a number of reasons as described throughout the Prospectus, including, but not limited to, mathematical compounding, daily rebalancing, the differences between the NAV Calculation Time and the Index Calculation Time, leverage and volatility, the Fund will not track its Index for a period longer than a single trading day and may experience tracking error intra-day. In periods of higher market volatility, the volatility of the Index may be at least as important to the Fund’s return over any period as the changes in the levels of the Index. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Futures Contracts as proxies for the Index Futures Contracts could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF PER SHARE FSU NAV TO FSU MARKET VALUE FOR
THE PERIOD FEBRUARY 24, 2011 THROUGH MARCH 31, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR
NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FSU and its NAV tracked closely for the period from February 24, 2011 to March 31, 2011. The NAV for FSU is calculated daily at 3:00 p.m. Eastern Time in conjunction with the close of U.S. Dollar futures market on the ICE exchange. The FSU shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF FSU NAV TO BENCHMARK INDEX FOR
THE PERIOD FEBRUARY 24, 2011 THROUGH MARCH 31, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR
NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

The chart above compares the 2X leverage return of FSU with the single beta benchmark index returns for the S&P 500 Non-US Dollar Index for the period February 24, 2011 through March 31, 2011. The Index returns incorporates the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSU reflects the E-mini S&P 500 contracts as of the close of the U.S. Dollar Index futures contract at 3:00 p.m. Eastern Time. The difference in the NAV calculation time and the Index calculation time of the E-mini S&P500 stock price index futures contract, plus fund expenses, often results in the appearance of a premium or discount between the two values when the difference is more related to the market prices after the ICE contract close.

* both lines in the graph are shown with a starting base value of 100 for comparison purposes.

Additional Legends

S&P Non-US Dollar Index is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

The chart above compares the 2X leverage return of FSE with the single beta benchmark index returns for the S&P Non-US Dollar Index for the period from February 24, 2011 (date of initial trading of Fund Shares) to March 31, 2011. Both lines in the chart above are shown with a starting base value of 100 to permit comparison of the Fund’s NAV to its benchmark index. Subject to the following paragraphs, the Index returns incorporate the closing price of the E-mini S&P 500 Stock Price Index Futures contracts as of their 4:15 p.m. Eastern Time closing price while the daily NAV calculation for the Fund reflects the last reported price of these futures contracts before the 3:00 p.m. Eastern Time close of trading in the U.S. Dollar Index Futures contracts. The difference in the futures contract price of the E-mini S&P 500 Stock Price Index Futures contracts between the 3:00 p.m. Eastern Time NAV calculation time of the Fund, and the actual 4:15 p.m. Eastern Time closing price of the E-mini S&P 500 Stock Price Futures contracts, plus Fund expenses, often results in the appearance of a premium or a discount between the two values when the difference is more related to the change in market prices of the E-mini S&P 500 Stock Price Index Futures contracts after the 3:00 p.m. Eastern Time Fund NAV calculation.

The S&P Non-US Dollar Index is an index and does not reflect (i) actual trading and (ii) any fees or expenses. The Fund’s objective is to track the Index. Since the Index was established in 1997, certain information related to the Index closing levels prior to February 24, 2011 may be considered to be “Hypothetical.” Hypothetical information may have certain inherent limitations, some of which are described below.

With respect to Index data, no representation is being made that the Index will or is likely to achieve annual or cumulative closing levels consistent with or similar to those used in the chart above. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or the historical annual or cumulative changes in the Index closing levels. In fact, there are frequently sharp differences between the hypothetical results and the actual results subsequently achieved by investment methodologies, whether active or passive.

No hypothetical record can completely account for the impact of financial risk in actual trading, including those described in the “Risk Factors” set forth elsewhere in this Quarterly Report and in the Fund’s prospectus dated February 22, 2011, related to the relevant market segments in general or to the implementation of the Fund’s efforts to track the Index over time which cannot be, and have not been, accounted for in the preparation of the Index information set forth in the chart above, all of which can adversely affect actual performance results for the Fund. Furthermore, the Index information does not involve financial risk or account for the impact of fees and costs associated with the Fund.

The Managing Owner commenced operations on November 2, 2009. The Managing Owner and its trading principals have been managing the day-to-day operations of the Fund and, if applicable, related products and managing futures accounts. Because there are limited actual trading results to compare to the Index closing levels as set forth in the chart above, current and prospective investors should be particularly wary of placing undue reliance on the cumulative Index results as reflected in the chart above.

The Fund seeks investment results for a single day only, not for longer periods. This means that the return of the Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from approximately twice (either +200% or -200%) the return of the Index for that period. Due to a number of reasons as described elsewhere in this Quarterly Report and throughout the Fund’s Prospectus dated February 22, 2011, including, but not limited to, mathematical compounding, daily rebalancing, the differences between the NAV Calculation Time and the Index calculation time, leverage and volatility, the Fund will not track its Index for a period longer than a single trading day and may experience tracking error intra-day. In periods of higher market volatility, the volatility of an index may be at least as important to the Fund’s return over any period as the changes in the levels of the Index. The Fund is different from most exchange-traded funds in that the Fund seeks leveraged returns and only on a daily basis.

FOR THE PERIOD ENDED MARCH 31, 2011

Fund Share Price Performance

     During the period from February 24, 2011 (commencement of Fund Shares trading on the NYSE Arca) to March 31, 2011, the NYSE Arca market value of each Share increased +4.60% from $25.24 per Share, representing the initial trade on February 24, 2011, to $26.40 per Share, representing the closing price on March 31, 2011. The Share price high and low for the period from February 24, 2011 to March 31, 2011 and related change from the initial Share price on February 24, 2011 was as follows: Shares traded from a high of $26.57 per Share (+5.27%) on March 31, 2011 to a low of $23.20 per Share (-8.08%) on March 16, 2011.

Fund Share Net Asset Performance

     For the period from February 22, 2011 (commencement of investment operations) to March 31, 2011, the net asset value of each Share increased +6.48% from $25.00 per Share to $26.62 per Share (NAV calculation methodology). For the period from February 22, 2011 to March 31, 2011, gains in the Equity Index Futures Contract more than offset the losses in the U.S. Dollar Index Futures Contract and fund expenses contributing to an overall increase in the NAV per Share during the period from February 22, 2011 to March 31, 2011.

     Net gain for the period from February 22, 2011 to March 31, 2011, was $293,634, resulting from net realized gains on futures contracts of $76,378, net unrealized gains on futures contracts of $244,499 and the net operating loss of $27,243.

     Off-Balance Sheet Arrangements and Contractual Obligations

     In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the Statement of Financial Condition, may result in a future obligation or loss. The instruments used by the Fund are futures contracts, whose values are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash. The instruments are traded on an exchange and are standardized contracts.

     The Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

     The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

ITEM 3. QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

     The following qualitative disclosures regarding the Fund’s market risk exposures — except for those disclosures that are statements of historical fact — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Fund. There can be no assurance that the Fund’s current market exposure will not change materially. Investors may lose all or substantially all of their investment in the Fund.

Several factors may affect the price of the Index Futures Contracts, including, but not limited to:

  National debt levels and trade deficits, including changes in balances of payments and trade;

  Domestic and foreign inflation rates and investors’ expectations concerning inflation rates;

  Domestic and foreign interest rates and investors’ expectations concerning interest rates;

  Currency exchange rates;

  Investment and trading activities of mutual funds, hedge funds and currency funds;

  Global or regional political, economic or financial events and situations as currently experienced by Libya, Yemen, Sudan, Egypt, Bahrain, Tunisia and several other countries in the Gulf States;

  Supply and demand changes which influence the foreign exchange rates of various currencies;

  Monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), trade restrictions, currency devaluations and revaluations;

  Governmental intervention in the currency market, directly and by regulation, in order to influence currency prices; and

  Expectations among market participants that a currency’s value soon will change.

  Because the Fund invests in the Equity Index Futures Contracts, the Fund is subject to the risks inherent in an investment in any equity security. If an event occurs that adversely affects the equity security market in light of your investment, the value of your Shares may also be adversely affected.

  Because the Fund invests approximately half of its portfolio in the U.S. Dollar Index Futures Contracts, the Fund is subject to the non-diversification risks associated with the U.S. Dollar Index Futures Contracts, which may adversely affect the value of your Shares.

  To the extent that the underlying index of the U.S. Dollar Index Futures Contracts is concentrated in a single currency, such concentration may amplify the potentially adverse effects upon the Fund.

  The Fund is subject to issuer risk, which means that certain actions or inactions by the issuers of the equities that comprise the underlying index may be adverse to the value of the Equity Index Futures Contracts, which would adversely affect the value of the Fund, and ultimately, the value of your Shares.

  Changes in the equity market may adversely affect the value of the Fund, and in turn, the value of your Shares.

  The Fund is subject to interest rate risk, which may adversely affect the value of your Shares. The interest rate risk is further increased due to the long-term fixed income obligations that underlie the U.S. Dollar Index Futures Contracts.

  Price fluctuations of U.S. government securities may affect the value of the U.S. Dollar Index Futures Contracts, and ultimately, the value of your Shares.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

NON-TRADING RISK

     The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations. The market risk represented by these investments is expected to be immaterial.

     The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

     Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s discretionary powers increase, but remain circumscribed. These special circumstances, for example, include the unavailability of the Index or certain natural or man-made disasters. The Managing Owner does not apply risk management techniques. The Fund initiates positions on both the “long” and “short” side of the market and does not employ “stop-loss” techniques.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of the management of the Managing Owner, including Stuart J. Rosenthal, its Chief Executive Officer, and Mary Byra, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report, and, based upon that evaluation, Stuart J. Rosenthal and Mary Byra, the Chief Executive Officer and the Principal Financial Officer, respectively, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable.

Item 1A. Risk Factors.

     There have been no material changes in our risk factors since we filed our Registration Statement on Form S-1, file No. 333-164757, on February 22, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a) There have been no unregistered sales of the Fund’s securities.

     (b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-164757) was declared effective on February 22, 2011 with information with respect to the use of proceeds from the sale of the Shares being disclosed therein. The Shares began trading on the NYSE Arca as of February 24, 2011.

     For the period from February 22, 2011 to March 31, 2011, 200,000 Shares were created for $5,000,000 and there were no Shares redeemed.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Reserved.

Item 5. Other Information.

     None.

Item 6.	Exhibits.
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTORSHARES 2X: S&P500 BULL/USD BEAR

	By:	Factor Capital Management, LLC,
its Managing Owner

	By:	/s/ Stuart J. Rosenthal

Name: Stuart J. Rosenthal
Title: Chief Executive Officer

	By:	/s/ Mary Byra

Name: Mary Byra
Dated: May 16, 2011		Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2
31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1