Form 10-Q
period 2011-09-30
FactorShares 2X: S&P500 Bull/USD Bear
filed 2011-11-09
CIK 1482877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________________ to ____________________________________

Commission File Number: 001-35089

FACTORSHARES 2X: S&P500 BULL/USD BEAR

(Exact name of Registrant as specified in its charter)

Delaware	80-0561313
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Factor Capital Management, LLC 1 Penn Plaza New York, New York	10119
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 786-7481

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓  No ____

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ____ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No ✓

Indicate the number of outstanding Shares as of October 31, 2011: 100,040 Shares.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
TABLE OF CONTENTS

EXHIBIT INDEX		E-1
Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
Statement of Financial Condition
September 30, 2011 (unaudited)

Assets
Short-term investments, at fair value (cost $174,341)	$174,341
Segregated cash held by broker	1,809,761
Due from related parties	15,291
Total assets	$1,999,393
Liabilities and shareholders’ capital
Payable on open futures contracts	$213,187
Due to related parties	5,881
Accrued liabilities	99,485
Total liabilities	318,553
Shareholders’ capital
Paid-in-capital	3,003,415
Accumulated earnings (deficit)	(1,322,575)
Total shareholders’ capital	1,680,840
Total liabilities and shareholders’ capital	$1,999,393
Shares outstanding	100,040
Net asset value per share	$16.80
Market value per share	$16.70

  See accompanying notes to unaudited financial statements.

 FACTORSHARES 2X: S&P500 BULL/USD BEAR
Schedule of Investments
September 30, 2011 (unaudited)

DESCRIPTION			Principal Amount	Fair Value
Short-Term Investments (10.38% of shareholders’ capital)
Money Market Funds (10.38% of shareholders’ capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital			$ 174,341	$ 174,341
Total Short-Term Investments
(Cost $174,341)				$ 174,341

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at September 30, 2011	Unrealized Appreciation/ (Depreciation)
U.S. Futures
Futures Contracts Purchased
S&P 500 E Mini Index Futures, DEC11	60	$3,535,072	$3,378,000	$ (157,072)
Futures Contracts Sold
USD Index Currency Futures, DEC11	43	$3,344,110	$3,400,225	$ (56,115)

				$ (213,187)

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
Statements of Operations
For the Three Months ended September 30, 2011 and the Period from February 22, 2011* to September 30, 2011 (unaudited)

	For the Three Months ended September 30, 2011	For the Period from February 22, 2011* to September 30, 2011
Investment Income
Interest Income	$—	$872
Other Income	450	900
Total Investment Income	450	1,772
Expenses
Management fee	8,113	22,019
Brokerage commission and fees	3,140	5,881
Audit fees	29,400	75,907
Legal fees	1,814	12,804
Tax Return preparation fees	16,528	33,759
Administrative/Accounting/Custodian fees	8,476	25,772
Listing and Calculation Agent fees	3,408	7,910
Printing and Postage	5,285	11,524
Distribution fees	2,983	6,439
Insurance	5,738	10,010
Other Expenses	5,802	8,540
Total Expenses	90,687	220,565
Less – reduction in management fee	(3,455)	(16,429)
Less – expense reimbursement	(15,291)	(77,331)
Net Expenses	71,941	126,805
Net Investment Income/(Loss)	(71,491)	(125,033)
Net Realized and Unrealized Gain/(Loss) on Investment Activity
Net Realized Gain/(Loss)
Futures Contracts	(1,223,533)	(984,355)
Change in Unrealized Gain/(Loss)
Futures Contracts	(453,134)	(213,187)
Net realized and unrealized gain/(loss)	(1,676,667)	(1,197,542)
Net Income/(Loss)	$(1,748,158)	$(1,322,575)

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/USD BEAR
Statements of Changes in Shareholder’s Capital
For the Period from February 22, 2011* to September 30, 2011 (unaudited)

Shareholders’ Capital at beginning of period	$1,000
Increase/(decrease) in Shareholders’ Capital resulting from share transactions
Addition of 200,000 shares	5,000,000
Redemption of 100,000 shares	(1,997,585)
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	3,002,415
Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(125,033)
Net realized gain/(loss)	(984,355)
Change in net unrealized appreciation/(depreciation)	(213,187)
Increase/(decrease) in Shareholders’ Capital from operations	(1,322,575)
Shareholders’ Capital at end of period	$1,680,840

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/ USD BEAR
Statement of Cash Flows
For the Period from February 22, 2011* to September 30, 2011 (unaudited)

Cash flows used in operating activities:
Net income/(loss)	$(1,322,575)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Increase in segregated cash balances for futures agreements	(1,809,761)
Net purchase of investments	(173,469)
Accretion of discount on United States Treasury Obligations	(872)
Increase in due from related parties	(15,291)
Increase in payable on open futures contracts	213,187
Increase in due to related parties	5,881
Increase in accrued liabilities	99,485
Net cash used in operating activities	(3,003,415)

Cash flows from financing activities:
Proceeds from sale of shares	5,000,000
Paid on redemption of shares	(1,997,585)
Net cash provided by financing activities	3,002,415
Net decrease in cash	(1,000)

Cash, beginning of period	1,000
Cash, end of period	$—

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: S&P500 BULL/USD BEAR

Notes to Financial Statements

September 30, 2011 (unaudited)

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

The Equity Index Futures Contract provides an exposure to a major benchmark index of large-cap U.S. equities known as the S&P 500® Index. The Equity Index Futures Contract is a futures contract that permits investors to invest in a substitute instrument in place of large-cap U.S. equities and thereby speculate on, or hedge exposure to, large-cap U.S. equities. The Equity Index Futures Contract serves as a proxy for large-cap U.S. equities because the performance of the Equity Index Futures Contract is dependent upon and reflects the changes in the S&P 500®, which is an index that reflects the performance of each of the underlying 500 large-cap U.S. equities. The Currency Index Futures Contract provides an exposure to a general indication of the international value of the U.S. dollar relative to the six major world currencies — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Currency Index Futures Contract is a futures contract that provides and permits investors to invest in a substitute instrument in place of the underlying, speculate or hedge, as applicable, in the direction of the U.S. dollar relative to a basket of six major world currencies. The Currency Index Futures Contract serves as a proxy for the international value of the U.S. dollar relative to the six major world currencies because the performance of the Currency Index Futures Contract is dependent upon and reflects the changes in the U.S. Dollar Index (USDX®), which is an index which reflects the performance of each of the underlying basket of six major world currencies relative to the U.S. dollar.

In order to pursue its investment objective, the Fund seeks to invest approximately +200% of the value of its fund capital (i.e., the estimated net asset value) (the “Fund Capital”) in the front month Equity Index Futures Contract (or Substitute Futures and/or Financial Instruments). Simultaneously, the Fund seeks to invest approximately −200% of the value of its Fund Capital in the front month U.S. Dollar Index Futures Contract (or Substitute Futures and/or Financial Instruments). Around the NAV Calculation Time, and in order to continue to pursue its daily investment objective, the Fund seeks to rebalance daily its front month Equity Index Futures Contracts (or Substitute Futures and/or Financial Instruments) to equal approximately +200% of the value of its Fund Capital. Similarly, around the NAV Calculation Time, the Fund seeks to rebalance daily its front month U.S. Dollar Index Futures Contract (or Substitute Futures and/or Financial Instruments) to equal approximately −200% of the value of its Fund Capital.

FACTORSHARES 2X: S&P500 BULL/USD BEAR

Notes to Financial Statements

September 30, 2011 (unaudited) (continued)

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

(c)	Cash

Cash, when shown in the Statement of Financial Condition, represents non-segregated cash with the custodian.

(d)	Segregated Cash Held by Broker

The Fund’s arrangement with Interactive Brokers, LLC (the “Commodity Broker”) requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. These amounts are shown as Segregated cash held by broker in the Statement of Financial Condition. The Fund deposits cash and United States Treasury Obligations with the Commodity Broker subject to Commodity Futures Trading Commission (the “CFTC”) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized gain or loss on open futures contracts represents the Fund’s overall equity in its brokerage trading account. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker.

FACTORSHARES 2X: S&P500 BULL/USD BEAR

Notes to Financial Statements

September 30, 2011 (unaudited) (continued)

(e)	Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the period ended September 30, 2011 was at 3:00 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 3:00 p.m. Eastern Time represents the final opportunity to transact in creation or redemption units for the period from February 22, 2011 to September 30, 2011.

Fair value per share is determined at the close of the NYSE Arca and may be later than when the Fund’s NAV per share is calculated.

For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at September 30, 2011.

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

FACTORSHARES 2X: S&P500 BULL/USD BEAR

Notes to Financial Statements

September 30, 2011 (unaudited) (continued)

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

The following table summarizes the valuation of investments at September 30, 2011 using the fair value hierarchy:

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	—	—	$(213,187) b	$(213,187)
Level II – Other Significant Observable Inputs	—	$174,341 a	—	174,341
Total	—	$174,341	$(213,187)	$ (38,846)

a – Included in Short-term investments in the Statement of Financial Condition.

b – Included in Payable on open futures contracts in the Statement of Financial Condition.

There were no Level III type holdings as of September 30, 2011.

During the period February 22, 2011 to September 30, 2011, there were no significant transfers between Level I and Level II.

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

FACTORSHARES 2X: S&P500 BULL/USD BEAR

Notes to Financial Statements

September 30, 2011 (unaudited) (continued)

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

All open derivative positions at September 30, 2011 for the Fund are disclosed in the Schedule of Investments and the notional value of these open positions relative to the shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholder’s capital throughout the reporting period for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

FACTORSHARES 2X: S&P500 BULL/USD BEAR

Notes to Financial Statements

September 30, 2011 (unaudited) (continued)

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

Fair Value of Derivative Instruments

As of September 30, 2011

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Equity Risk	—	—	Payable on open futures contracts	$ (157,072)*
Interest Rate Risk	—	—	Payable on open futures contracts	$ (56,115)*

*Represents cumulative depreciation of futures contracts as reported in the Schedule of Investments.

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended September 30, 2011

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(861,093)	$(424,698)
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(362,440)	$(28,436)

The futures contracts open at September 30, 2011 are indicative of the activity for the three months ended September 30, 2011.

The Effect of Derivative Instruments on the Statement of Operations

For the Period February 22, 2011 to September 30, 2011

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(1,052,164)	$(157,072)
Interest Rate Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$ 67,809	$(56,115)

The futures contracts open at September 30, 2011 are indicative of the activity for the period from February 22, 2011 to September 30, 2011.

FACTORSHARES 2X: S&P500 BULL/USD BEAR

Notes to Financial Statements

September 30, 2011 (unaudited) (continued)

(4)	Agreements
(a)	Management Fee

The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the average daily NAV of the Fund (the “Management Fee”). The Management Fee is paid in consideration of the Managing Owner’s advisory services to the Fund. From the Management Fee, the Managing Owner will be responsible for paying any license fee relating to the Index. As of March 4, 2011, the Managing Owner voluntarily agreed to waive receipt of its management fees and/or assume the expenses of the Fund so that Fund expenses did not exceed an annual rate of 2% of the value of the Fund’s average daily net assets. As of July 18, 2011, the Managing Owner voluntarily agreed to waive receipt of its management fees and/or assume the expenses of the Fund so that Fund expenses did not exceed an annual rate of 2.99% of the value of the Fund’s average daily net assets. As of August 1, 2011, the Managing Owner discontinued the voluntary waiver of management fees and reimbursement of expenses. The waiver and reimbursement for the period from February 22, 2011 to July 31, 2011 were voluntary on the part of the Managing Owner.

The reduction in management fee, pursuant to the undertaking, amounted to $3,455 for the three months ended September 30, 2011 and $16,429 for the period from February 22, 2011 to September 30, 2011.

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

The Distributor is paid an annual fee of up to $12,000 by the Fund and a monthly fee of up to 0.005% per annum of the Fund’s average monthly net asset value. The distribution fees amounted to $2,983 for the three months ended September 30, 2011 and $6,439 for the period from February 22, 2011 to September 30, 2011 as disclosed in the Statements of Operations.

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

FACTORSHARES 2X: S&P500 BULL/USD BEAR

Notes to Financial Statements

September 30, 2011 (unaudited) (continued)

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

The Managing Owner does not expect brokerage commissions and fees to exceed 0.10% of the net asset value of the Fund in any year, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. The brokerage commission and fees amounted to $3,140 for the three months ended September 30, 2011 and $5,881 for the period from February 22, 2011 to September 30, 2011 as disclosed in the Statements of Operations.

(e)	The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Managing Owner or the Shareholders of the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The trustee fees amounted to $633 for the three months ended September 30, 2011 and $1,512 for the period from February 22, 2011 to September 30, 2011 which is included in Other Expenses in the Statements of Operations.

(f)	Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Fund pays all of the routine offering, operational, administrative and other ordinary expenses, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The routine offering, operational, administrative and other ordinary expenses amounted to $90,687 for the three months ended September 30, 2011 and $220,565 for the period from February 22, 2011 to September 30, 2011.

The reimbursement of Fund expenses, pursuant to the undertaking (as discussed in Note 4a), amounted to $15,291 for the three months ended September 30, 2011 and $77,331 for the period from February 22, 2011 to September 30, 2011.

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

For the three months ended September 30, 2011 and the period from February 22, 2011 to September 30, 2011, the Fund did not incur any such expenses.

FACTORSHARES 2X: S&P500 BULL/USD BEAR

Notes to Financial Statements

September 30, 2011 (unaudited) (continued)

(h)	Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended September 30, 2011 and the period from February 22, 2011 to September 30, 2011, the Fund did not incur any such expenses.

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

(a)	Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, of which $50 goes directly to the Custodian and $450 is paid to the Fund and is recorded as Other Income in the Statements of Operations. The AP Transaction Fees are paid by the Authorized Participants and not by the Fund. The Fund earned $450 for the three months ended September 30, 2011 and $900 for the period from February 22, 2011 to September 30, 2011 in AP Transaction Fees.

(b)	Share Transactions

Summary of Share Transactions for the Period from February 22, 2011 to September 30, 2011

	Shares	Paid in Capital
Shares Sold	200,000	$5,000,000
Shares Redeemed	(100,000)	(1,997,585)
Net Increase/(Decrease)	100,000	$3,002,415

(6)	Risk
(a)	Correlation Risk

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

FACTORSHARES 2X: S&P500 BULL/USD BEAR

Notes to Financial Statements

September 30, 2011 (unaudited) (continued)

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

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2011, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9)	Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

FACTORSHARES 2X: S&P500 BULL/USD BEAR

Notes to Financial Statements

September 30, 2011 (unaudited) (continued)

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the three months ended September 30, 2011 and the period February 22, 2011 to September 30, 2011. The net investment income/(loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income/(loss) and expense ratios have been annualized. The total return is based on the change in net asset value or market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	Three Months Ended September 30, 2011	For the Period from February 22, 2011 to September 30, 2011

Net Asset Value
Net asset value per Share, beginning of period	$27.13	$25.00
Net investment income/(loss)	(0.39)	(0.65)
Net realized and unrealized gain/(loss)	(9.94)	(7.55)
Net income/(loss)	(10.33)	(8.20)
Net asset value per Share, end of period	$16.80	$16.80
Market value per Share, end of period	$ 16.70 e	$ 16.70 e
Ratios to average Net Assets [a]
Expense ratio [b]	6.71%	4.31%
Expense ratio before waiver / reimbursement	8.46%	7.50%
Net investment income (loss)	(6.67)%	(4.25)%
Total Return, at net asset value [c]	(38.08)%	(32.80)% d
Total Return, at market value [c]	(38.24)%	(33.84)% d

a	Percentages are annualized.
b	For the period March 4, 2011 through July 17, 2011 fund expenses had been capped at 2% of average net assets. For the period July 18, 2011 through July 31, 2011 fund expenses had been capped at 2.99% of average net assets. See footnote Note 4(a).
c	Percentages are not annualized.
d	Net Asset Value (NAV) returns are calculated from when the Fund began investment operations (February 22, 2011), while returns based on Market Value are calculated from the date shares were initially listed and publicly available (February 24, 2011).
e	Represents the closing bid/ask mean for September 30, 2011.

(11)	New Accounting Pronouncement

In May 2011, FASB Issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”)” (“ASU 2011-04”). ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between US GAAP and IFRS. ASU 2011-04 will require reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU 2011-04 will require reporting entities to make disclosure about amounts and reason for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. At this time, management is evaluating the implications of ASU 2011-04 and its impact on the financial statements.

(12)	Subsequent Events

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
4 Monday – Friday: 17:00-15:15 (next day) & 15:30-16:30; Sunday: 17:00-15:15 (next day) (Central Time).
5 Monday – Friday 20:00-18:00 (next day), Sunday: 18:00-18:00 (next day) (Eastern Time).
______________________

The Index is rebalanced daily as of the Index Calculation Time in order to continue to reflect the spread, or the difference in the daily return, between two specific market segments. By rebalancing the Index on a daily basis as of the Index Calculation Time, the Index will then be comprised of equal notional amounts (i.e. +100% and −100%, respectively) of both of its Long Index Futures Contracts and Short Index Futures Contracts in accordance with its daily objectives. Daily rebalancing of the Index will lead to different results than would otherwise occur if the Index, and in turn, the Fund, were to be rebalanced less frequently or more frequently than daily.

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

In order to pursue its investment objective, the Fund seeks to invest approximately +200% of the value of its Fund Capital (i.e., the estimated net asset value) in the front month Equity Index Futures Contract (or Substitute Futures and/or Financial Instruments). Simultaneously, the Fund seeks to invest approximately −200% of the value of its Fund Capital in the front month U.S. Dollar Index Futures Contract (or Substitute Futures and/or Financial Instruments). Around the NAV Calculation Time, and in order to continue to pursue its daily investment objective, the Fund seeks to rebalance daily its front month Equity Index Futures Contracts (or Substitute Futures and/or Financial Instruments) to equal approximately +200% of the value of its Fund Capital. Similarly, around the NAV Calculation Time, the Fund seeks to rebalance daily its front month U.S. Dollar Index Futures Contract (or Substitute Futures and/or Financial Instruments) to equal approximately −200% of the value of its Fund Capital.

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

Effect of Leverage

The Fund achieves the right to a return on a capital base in excess of its equity capital by entering into derivatives (e.g., futures contracts, and if necessary, Financial Instruments) with an aggregate notional value, or “exposure,” in excess of the Fund’s net asset value. The capital base is comprised of “notional” dollars, not cash, but the effect is the same. The notional value of a futures contract that references a financial index, such as E-mini Standard & Poor’s 500 Stock Price Index™, is the contract size (measured in fixed dollars) multiplied by the market price for future settlement of the financial index. So if the market price for December expiration of the E-mini Standard & Poor’s 500 Stock Price Index™ Futures is $1,150, the notional value of the contract is $57,500 (e.g. $50 contract size x $1,150 market price). It is referred to as a “notional” value because it does not exist physically; it exists only hypothetically as the subject of an agreement between the parties to the contract.

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

For example, in the absence of tracking error, an investment in the Fund (which has a Fund multiple of +200%) assumes an approximately 4:1 leverage ratio, upon rebalancing and excluding the return on United States Treasuries and other high credit quality short-term fixed income securities, since it will be reduced by an amount equal to −4% daily when both of the following occur on the same trading day:

•	the Long Sub-Index decreases −1% and
•	the Short Sub-Index increases +1%.

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

Substitute Futures and Financial Instruments

In the event the Fund reaches position limits imposed by the CFTC or a futures exchange with respect to an Index Futures Contract, the Managing Owner, may in its commercially reasonable judgment, cause the Fund to invest in Substitute Futures or Financial Instruments referencing the particular Index Futures Contract, or Financial Instruments not referencing the particular Index Futures Contract, if such instruments tend to exhibit trading prices or returns that correlate with the Index or any Index Futures Contract and will further the investment objective of the Fund. The term “Substitute Futures” refers to futures contracts other than the specific Index Futures Contracts that underlie the applicable Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. To the extent practicable, the Fund will invest in swaps cleared through the facilities of a centralized clearing house. The Fund may also invest in Substitute Futures or Financial Instruments if the market for a specific Index Futures Contract experiences emergencies (such as a natural disaster, terrorist attack or an act of God) or disruptions (such as a trading halt or flash crash) that prevent the Fund from obtaining the appropriate amount of investment exposure to the affected Index Futures Contract. For the period from February 22, 2011 to September 30, 2011, the Fund had not invested in Financial Instruments (including forwards).

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

Performance Summary

This report covers the three months ended September 30, 2011 and the period from February 22, 2011 to September 30, 2011. The Fund commenced investment operations on February 22, 2011 and Fund Shares commenced trading on the NYSE Arca, Inc. (the “NYSE Arca”) on February 24, 2011 and trades under the symbol “FSU”.

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
S&P U.S. Dollar Futures Excess Return Index
Short Index Futures Contract:
U.S. Dollar Index Futures

*Legend: “CME” means the Chicago Mercantile Exchange, Inc., or its successor. “ICE” means Intercontinental Exchange Inc. or its successor.

The section “Summary of S&P 500 Non-US Dollar Index and Sub-Index Returns for the three months ended September 30, 2011 and the period from February 22, 2011 to September 30, 2011” below provides an overview of the changes in the closing levels of S&P 500 Non-US Dollar Index by disclosing the change in closing levels of the Index itself and each underlying Sub-Index plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index and the Fund does not attempt to outperform or underperform the Index.

The following table highlights the results of the S&P 500 Non-US Dollar Index and its Sub-Indexes for the three months ended September 30, 2011 and the period from February 22, 2011 to September 30, 2011.

Summary of S&P 500 Non-US Dollar Index and

Sub-Index Returns

	Three Months Ended September 30, 2011	Period from February 22, 2011 to September 30, 2011
Index: S&P 500 Non-US Dollar Index	(18.87)%	(14.33)%
Long Sub-Index: S&P 500® Futures Excess Return Index	(13.98)%	(13.23)%
Short Sub-Index: S&P U.S. Dollar Index Futures Excess Return Index	5.28%	0.11%
3-Month United States Treasury Obligations	0.019%	0.034%

Pursuant to the rules and regulations of the 34 Act, the above table discloses the change in levels of the Index and the Sub-Indexes for the periods covered by this Report. However, the Fund seeks investment results for a single day only, not for longer periods. This means that the return of the Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from approximately twice (either + 200% or − 200%) the return of the Index for that period. Due to a number of reasons as described throughout the Prospectus, including, but not limited to, mathematical compounding, daily rebalancing, the differences between the NAV Calculation Time and the Index Calculation Time, leverage and volatility, the Fund will not track its Index for a period longer than a single trading day and may experience tracking error intra-day. In periods of higher market volatility, the volatility of an Index may be at least as important to the Fund’s return over any period as the changes in the levels of the Index. The Fund is different from most exchange-traded funds in that the Fund seeks leveraged returns and only on a daily basis. The Fund also is riskier than similarly benchmarked exchange-traded funds that do not use leverage. Accordingly, the Fund may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged investment results. Shareholders should actively monitor their investments. Additionally, the Fund’s fees and expenses are paid first out of interest income from the Fund’s holdings of U.S. Treasury bills on deposit with the Commodity Broker as margin or otherwise. As a result of the Fund’s fees and expenses, unless the Fund’s income from its futures trading exceed the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Index.

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

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in accordance with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Fund’s application of these policies involves judgments and the use of estimates. Actual results may differ from the estimates used and such differences could be material. The Fund holds a significant portion of its assets in futures contracts and, at times, treasury securities, which are held at fair value. The Fund may also invest in Substitute Futures and Financial Instruments, as applicable.

The Fund calculates its net asset value as of the NAV Calculation Time as described above.
The Fund’s critical accounting policy with respect to Financial Instruments is as follows:
•	The Fund may invest in Financial Instruments. The Financial Instruments would be recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the Statement of Operations.
•	The use of fair value to measure Financial Instruments, with related unrealized gains or losses recognized in earnings in each period, is fundamental to the Fund’s financial statements. The fair value of a Financial Instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).
•	The Financial Instruments are generally valued using independent sources and/or agreements with counterparties or other procedures as determined by the Managing Owner. However, if the price of the underlying Index Futures Contract becomes unavailable with respect to a specific Financial Instrument, the Managing Owner may, in its sole discretion, choose to determine a fair value price as the basis for determining the fair value of such position in a Financial Instrument for such day. Such fair value prices would be generally determined based on available inputs about the current value of the underlying Index Futures Contract and would be based on principles that the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards.
•	Fair value pricing with respect to the Financial Instruments may require subjective determinations about the value of the Financial Instruments. While the Fund’s policy is intended to result in a calculation of the Fund’s net asset value that fairly reflects investment values of the Financial Instruments as of the time of pricing, the Fund cannot ensure that fair values determined by the Managing Owner or persons acting at its direction would accurately reflect the price that the Fund could obtain for an investment if it were to dispose of that Financial Instrument as of the time of pricing (for instance, in a forced or distressed sale). The prices used by the Fund may differ from the value that would be realized if the Financial Instruments were sold and the differences could be material to the applicable financial statements.
•	The Fund will disclose the fair value of its Financial Instruments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.
•	Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the Statement of Operations in the period in which the contract is closed or the changes occur, respectively.

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

A significant portion of the net asset value of the Fund is held in cash, which is used as margin for the Fund’s trading in futures contracts. Although the following percentages may vary substantially over time, as of September 30, 2011, the Fund estimates that approximately 100% of the net asset value of the Fund has been placed in segregated accounts in the name of the Fund with the Commodity Broker in the form of cash to margin positions of all futures contracts combined. The percentage that 3-month U.S. Treasury bills and, if applicable, other high credit quality short-term fixed income securities bear to the shareholders’ capital of the Fund varies from day to day as the market values of the underlying portfolio of the Fund changes. Such funds are segregated pursuant to CFTC rules. “Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. Margin requirements are computed each day by the Commodity Broker. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the Commodity Broker. The Fund will meet a margin call by either liquidating an appropriate amount of 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities, as applicable, or satisfy the margin call with cash. If the Fund does not have a sufficient amount of cash or 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities to satisfy the margin call, the Fund will be required to liquidate its holdings in Index Futures Contracts. If the margin call is not met within a reasonable time, the broker may close out the Fund’s position.

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

The Managing Owner attempts to minimize these credit risks by requiring the Fund to abide by various trading limitations and policies, which include limiting margin accounts and trading only in liquid markets. The Managing Owner has implemented procedures which include, but are not limited to:

•         executing and clearing trades with creditworthy counterparties;

•         limiting the amount of margin or premium required for any one futures contract or all futures contracts combined; and

•         limiting transactions to futures contracts which are traded in sufficient volume to permit the taking and liquidating of positions.

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

Cash Flows

The primary cash flow activity of the Fund originates from Authorized Participants through the issuance of Shares in the Fund. This cash is invested into the Fund where it may be used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index that the Fund is attempting to track.

Operating Activities

Net cash flow used in operating activities was $3,003,415 for the period from February 22, 2011 to September 30, 2011. This amount includes Segregated cash held by the broker of $1,809,761 as reflected in the Statement of Financial Condition.

Financing Activities

The Fund’s net cash flow provided by financing activities was $3,002,415 for the period from February 22, 2011 to September 30, 2011 consisting of $5,000,000 from the sale of Shares to Authorized Participants and $1,997,585 paid on the redemption of Shares by Authorized Participants.

Results of Operations

The Fund commenced investment operations on February 22, 2011 at $25.00 per Share. The Fund’s Shares have been trading on the NYSE Arca since February 24, 2011 under the symbol “FSU”.

The Fund seeks to track approximately +200% of the daily return of the S&P 500 Non-US Dollar Index (the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Fund seeks to track the spread, or the difference in daily returns, between the U.S. equity and the U.S. Dollar currency market segments primarily by establishing a leveraged long position in the E-mini Standard and Poor’s 500 Stock Price Index™ Futures (the “Equity Index Futures Contract”), and a leveraged short position in the U.S. Dollar Index Futures (the “U.S. Dollar Index Futures Contract”). The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graphs “Comparison of Per Share FSU NAV to FSU Market Value for the three months ended September 30, 2011” and “Comparison of Per Share FSU NAV to FSU Market Value for the the period February 24, 2011 through September 30, 2011”) and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of FSU NAV to Benchmark Index for the three months ended September 30, 2011” and “Comparison of FSU NAV to Benchmark Index for the period February 24, 2011 through September 30, 2011”).

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits (if applicable) or certain other similar limitations on the ability of the Fund to trade the Index Futures Contracts. The Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits (if applicable) and certain other limitations on its ability to trade the Index Futures Contracts, which may compel the Fund to trade futures or other instruments that are not the Index Futures Contracts as proxies for the Index Futures Contracts. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the Index over the same period. The Fund seeks investment results for a single day only, not for longer periods. This means that the return of the Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from approximately twice (either + 200% or − 200%) the return of the Fund’s Index for that period. Due to a number of reasons as described throughout the Prospectus, including, but not limited to, mathematical compounding, daily rebalancing, the differences between the NAV Calculation Time and the Index Calculation Time, leverage and volatility, the Fund will not track its Index for a period longer than a single trading day and may experience tracking error intra-day. In periods of higher market volatility, the volatility of the Index may be at least as important to the Fund’s return over any period as the changes in the levels of the Index. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Futures Contracts as proxies for the Index Futures Contracts could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF PER SHARE FSU NAV TO FSU MARKET VALUE FOR

THE THREE MONTHS ENDED SEPTEMBER 30, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR
NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FSU and its NAV tracked closely for the three months ended September 30, 2011. The NAV for FSU is calculated daily at 3:00 PM Eastern Time in conjunction with the close of the U.S. Dollar futures market on the ICE exchange. The FSU shares continue to trade on the NYSE Arca exchange until 4:00 PM Eastern Time.

COMPARISON OF PER SHARE FSU NAV TO FSU MARKET VALUE FOR

THE PERIOD FEBRUARY 24, 2011 THROUGH SEPTEMBER 30, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR
NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FSU and its NAV tracked closely for the period from February 24, 2011 to September 30, 2011. The NAV for FSU is calculated daily at 3:00 PM Eastern Time in conjunction with the close of the U.S. Dollar futures market on the ICE exchange. The FSU shares continue to trade on the NYSE Arca exchange until 4:00 PM Eastern Time.

COMPARISON OF FSU NAV TO BENCHMARK INDEX FOR

THE THREE MONTHS ENDED SEPTEMBER 30, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR
NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the 2X leveraged return of FSU with the single beta benchmark index returns for the S&P 500 Non-US Dollar Index for the three months ended September 30, 2011. The Index returns incorporate the closing price of the S&P futures leg of the spread index as of the 4:15 PM Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSU reflects the E-mini S&P 500 contracts as of the close of the U.S. Dollar Index futures contract at 3:00 PM eastern time. The difference in the NAV calculation time and the Index calculation time of the E-mini S&P500 stock price index futures contract, plus fund expenses, often results in the appearance of a premium or discount between the two values. The difference is more related to the combination of the market prices at the U.S. Dollar Index futures market close, the 2X multiple of FSU’s NAV and the cumulative impact on NAV of fund expenses.

* both lines in the graph are shown with a starting base value of 100 for comparison purposes.

COMPARISON OF FSU NAV TO BENCHMARK INDEX FOR

THE PERIOD FEBRUARY 24, 2011 THROUGH SEPTEMBER 30, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR
NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

The graph above compares the 2X leveraged return of FSU with the single beta benchmark index returns for the S&P 500 Non-US Dollar Index for the period February 24, 2011 through September 30, 2011. The Index returns incorporates the closing price of the S&P futures leg of the spread index as of the 4:15 PM Eastern Time close of the E-mini S&P 500 contracts while the NAV price for FSU reflects the E-mini S&P 500 contracts as of the close of the U.S. Dollar Index futures contract at 3:00 PM eastern time. The difference in the NAV calculation time and the Index calculation time of the E-mini S&P500 stock price index futures contract, plus fund expenses, often results in the appearance of a premium or discount between the two values. The difference is related to the combination of the market prices at the U.S. Dollar Index futures market close, the 2X multiple of FSU’s NAV and the cumulative impact on NAV of fund expenses.

* both lines in the graph are shown with a starting base value of 100 for comparison purposes.

Additional Legends

S&P Non-US Dollar Index is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

The graphs above compares the 2X leverage return of FSU with the single beta benchmark index returns for the S&P Non-US Dollar Index for the three months ended September 30, 2011 and the period from February 24, 2011 (date of initial trading of Fund Shares) to September 30, 2011. Both lines in the graphs above are shown with a starting base value of 100 to permit comparison of the Fund’s NAV to its benchmark index. Subject to the following paragraphs, the Index returns incorporate the closing price of the E-mini S&P 500 Stock Price Index Futures contracts as of their 4:15 PM Eastern time closing price while the daily NAV calculation for the Fund reflects the last reported price of these futures contracts before the 3:00 PM (Eastern time) close of trading in the U.S. Dollar Index Futures contracts. The difference in the futures contract price of the E-mini S&P 500 Stock Price Index Futures contracts between the 3:00 PM (Eastern time) NAV calculation time of the Fund, and the actual 4:15 PM (Eastern time) closing price of the E-mini S&P 500 Stock Price Futures contracts, plus Fund expenses, often results in the appearance of a premium or a discount between the two values. The difference is related to the combination of the change in market prices of the E-mini S&P 500 Stock Price Index Futures contracts after the 3:00 PM (Eastern time) Fund NAV calculation, the 2X multiple of FSU’s NAV and the cumulative impact on NAV of Fund expenses.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

During the three months ended September 30, 2011, the NYSE Arca market value of each Share decreased 38.24% from $27.04 per Share, representing the closing price on June 30, 2011, to $16.70 per Share, representing the closing price on September 30, 2011. The Share price high and low for the three months ended September 30, 2011 and related change from the closing Share price on June 30, 2011 was as follows: Shares traded from a high of $28.20 per Share (+4.29%) on July 26, 2011 to a low of $16.70 per Share (-38.24%) on September 30, 2011.

Fund Share Net Asset Performance

For the three months ended September 30, 2011, the net asset value of each Share decreased 36.70% from $27.06 per Share to $17.13 per Share (NAV calculation methodology). For the three months ended September 30, 2011, losses in the U.S. Dollar Index Futures Contract, in the Equity Index Futures Contract and Fund expenses contributed to the overall decrease in the NAV per Share during the three months ended September 30, 2011.

Net loss for the three months ended September 30, 2011, was $1,748,158, resulting from net realized losses on futures contracts of $1,223,533, net unrealized losses on futures contracts of $453,134 and the net operating loss of $71,491.

FOR THE PERIOD FROM FEBRUARY 22, 2011 TO SEPTEMBER 30, 2011

Fund Share Price Performance

During the period from February 24, 2011 (commencement of Fund Shares trading on the NYSE Arca) to September 30, 2011, the NYSE Arca market value of each Share decreased 33.84% from $25.24 per Share, representing the initial trade on February 24, 2011, to $16.70 per Share, representing the closing price on September 30, 2011. The Share price high and low for the period from February 24, 2011 to September 30, 2011 and related change from the initial Share price on February 24, 2011 was as follows: Shares traded from a high of $30.14 per Share (+19.41%) on April 29, 2011 to a low of $16.70 per Share (-33.84%) on September 30, 2011.

Fund Share Net Asset Performance

For the period February 22, 2011 (commencement of investment operations) to September 30, 2011, the net asset value of each Share decreased 31.48% from $25.00 per Share to $17.13 per Share (NAV calculation methodology). For the period February 22, 2011 to September 30, 2011, losses in the U.S. Dollar Index Futures Contract, in the Equity Index Futures Contract and Fund expenses contributed to the overall decrease in the NAV per Share during the period from February 22, 2011 to September 30, 2011.

Net loss for the period from February 22, 2011 to September 30, 2011, was $1,322,575, resulting from net realized losses on futures contracts of $984,355, net unrealized losses on futures contracts of $213,187 and the net operating loss of $125,033.

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

Several factors may affect the price of the Index Futures Contracts, including, but not limited to:

•	National debt levels and trade deficits, including changes in balances of payments and trade;
•	Domestic and foreign inflation rates and investors’ expectations concerning inflation rates;
•	Domestic and foreign interest rates and investors’ expectations concerning interest rates;
•	Currency exchange rates;
•	Investment and trading activities of mutual funds, hedge funds and currency funds;
•	Global or regional political, economic or financial events and situations as currently experienced by Libya, Yemen, Sudan, Egypt, Bahrain, Tunisia and several other countries in the Gulf States;
•	Supply and demand changes which influence the foreign exchange rates of various currencies;
•	Monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), trade restrictions, currency devaluations and revaluations;
•	Governmental intervention in the currency market, directly and by regulation, in order to influence currency prices; and
•	Expectations among market participants that a currency’s value soon will change.
•	Because the Fund invests in the Equity Index Futures Contracts, the Fund is subject to the risks inherent in an investment in any equity security. If an event occurs that adversely affects the equity security market in light of your investment, the value of your Shares may also be adversely affected.
•	Because the Fund invests approximately half of its portfolio in the U.S. Dollar Index Futures Contracts, the Fund is subject to the non-diversification risks associated with the U.S. Dollar Index Futures Contracts, which may adversely affect the value of your Shares.
•	To the extent that the underlying index of the U.S. Dollar Index Futures Contracts is concentrated in a single currency, such concentration may amplify the potentially adverse effects upon the Fund.
•	The Fund is subject to issuer risk, which means that certain actions or inactions by the issuers of the equities that comprise the underlying index may be adverse to the value of the Equity Index Futures Contracts, which would adversely affect the value of the Fund, and ultimately, the value of your Shares.
•	Changes in the equity market may adversely affect the value of the Fund, and in turn, the value of your Shares.
•	The Fund is subject to interest rate risk, which may adversely affect the value of your Shares. The interest rate risk is further increased due to the long-term fixed income obligations that underlie the U.S. Dollar Index Futures Contracts.

•	Price fluctuations of U.S. government securities may affect the value of the U.S. Dollar Index Futures Contracts, and ultimately, the value of your Shares.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Stuart J. Rosenthal, its Principal Executive Officer, and Mary Byra, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report, and, based upon that evaluation, Stuart J. Rosenthal and Mary Byra, the Principal Executive Officer and the Principal Financial Officer, respectively, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

For the three months ended September 30, 2011, there were 100,000 Shares redeemed for $1,997,585. On September 30, 2011, 100,040 Shares of the Fund were outstanding for a market capitalization of $1,670,668.

(c) The following table summarizes the redemptions by Authorized Participants for the Period February 22, 2011 through September 30, 2011:

	Total Number of Shares Redeemed	Average Price Paid per Share
Three months ended September 30, 2011	100,000	$19.98
Three months ended June 30, 2011	-	-
For the Period February 22, 2011 through March 31, 2011	-	-

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTORSHARES 2X: S&P500 BULL/USD BEAR

By:	Factor Capital Management, LLC,
its Managing Owner

By:	/s/ Stuart J. Rosenthal
Name: Stuart J. Rosenthal Title: Principal Executive Officer

By:	/s/ Mary Byra
Name: Mary Byra Title: Principal Financial Officer

Date:  November 9, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2
31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1